Form 10-Q
period 1997-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1997-08-14
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934: For the period ended June 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                  Commission File No. 333-26991

               American Builders & Contractors Supply Co., Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                           39-1413708
     --------                                           ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One ABC Parkway
Beloit, Wisconsin                                                        53511
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (608) 362-7777


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 147.04 shares as of July 31, 1997

                                     Index

       AMERICAN BUILDERS AND CONTRACTORS SUPPLY CO., INC. AND AFFILIATES


Part 1. Financial Information

Item 1. Financial Statements (Unaudited)
 Condensed consolidated balance sheets--June 30, 1997 and December 31, 1996 Condensed consolidated statements of income--Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996
 Condensed consolidated statements of cash flows--Six months ended June 30, 1997 and 1996
 Notes to condensed consolidated financial statements-- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part 11. Other Information

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.   Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheet (Unaudited)

                                           December 31,    June 30,
                                               1996          1997
                                           ------------  ------------
ASSETS
Current assets:
  Cash                                     $  2,630,000  $    398,000
  Accounts receivable                        92,360,000   127,394,000
  Inventories                                95,779,000   144,641,000
  Prepaid expenses and other                  1,544,000     2,823,000
                                           ------------  ------------
  Total current assets                      192,313,000   275,256,000
                                           ------------  ------------

Property and equipment, net                $ 49,944,000  $ 58,020,000
Net receivable from sole stockholder          5,149,000     1,917,000
Intangible assets, net                        3,311,000    13,752,000
Security deposits                             1,118,000     1,514,000
Other assets                                    113,000        42,000
                                           ------------  ------------
                                           $251,948,000  $350,501,000
                                           ============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Trade accounts payable                   $ 57,700,000  $134,009,000
  Other payables and accrued liabilities     14,104,000    17,507,000
  Current portion of long-term debt           8,520,000     8,360,000
                                           ------------  ------------
  Total current liabilities                  80,324,000   159,876,000
                                           ------------  ------------

Long-term debt                              139,664,000   174,904,000

Contingent liabilities (Note 2)
Stockholder's equity:
  Common stock                                  109,000       109,000
  Additional paid-in capital                  1,215,000     1,755,000
  Retained earnings                          30,636,000    13,857,000
                                           ------------  ------------
  Total stockholder's equity                 31,960,000    15,721,000
                                           ------------  ------------
                                           $251,948,000  $350,501,000
                                           ============  ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements Of Operations And Retained Earnings
                                  (Unaudited)

                                           Three months ended               Six months ended
                                                 June 30                         June 30
                                           -------------------------------------------------
                                           1996           1997          1996            1997
                                     -------------   ------------   ------------   ------------
Net sales                             $212,959,000   $248,511,000   $341,662,000   $411,283,000
Cost of sales                          166,843,000    192,139,000    267,538,000    318,928,000
                                      ------------   ------------   ------------   ------------
Gross profit                            46,116,000     56,372,000     74,124,000     92,355,000

Operating expenses:
  Distribution centers                  35,781,000     45,010,000     64,889,000     81,666,000
  General and administrative             3,586,000      3,905,000      6,482,000      7,471,000
                                      ------------   ------------   ------------   ------------
                                        39,367,000     48,915,000     71,371,000     89,137,000
                                      ------------   ------------   ------------   ------------
Operating income                         6,749,000      7,457,000      2,753,000      3,218,000

Other income (expense):
  Interest income                          164,000         79,000        300,000        245,000
  Interest expense                      (2,890,000)    (3,869,000)   ( 5,462,000)   ( 6,768,000)
                                      ------------   ------------   ------------   ------------
                                        (2,726,000)    (3,790,000)   ( 5,162,000)   ( 6,523,000)
                                      ------------   ------------   ------------   ------------
Income (loss) before provision for
  income taxes                           4,023,000      3,667,000    ( 2,409,000)   ( 3,305,000)
Provision for income taxes                 136,000        124,000        187,000        156,000
                                      ------------   ------------   ------------   ------------
Net income (loss)                        3,887,000      3,543,000    ( 2,596,000)   ( 3,461,000)
                                      ------------   ------------   ------------   ------------
Retained earnings at beginning
  of period                             17,687,000     23,575,000     24,200,000     30,636,000
Distributions to sole stockholder       (3,847,000)   (13,261,000)   ( 3,877,000)   (13,318,000)
                                      ------------   ------------   ------------   ------------
Retained earnings at end of period    $ 17,727,000   $ 13,857,000   $ 17,727,000   $ 13,857,000
                                      ============   ============   ============   ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheet (Unaudited)

                                                               Six months ended
                                                                    June 30
                                                        ------------------------------
                                                            1996               1997
                                                        -----------       ------------
Operating activities
Net loss                                                $ ( 2,596,000)   $(  3,461,000)
Adjustments to reconcile net loss to
  cash provided by operating activities:
       Depreciation                                         3,935,000        5,017,000
       Amortization                                           179,000          196,000
       Amortization of Bond Issuance Costs                          0           53,000
       Provision for doubtful accounts                      1,696,000        2,190,000
       Loss on disposal of property and
        equipment                                              18,000          130,000
       Change in operating assets and liabilities:
         Accounts receivable                              (26,231,000)    ( 28,583,000)
         Inventories                                      (28,054,000)    ( 37,070,000)
         Prepaid expenses and other                           119,000     (  1,279,000)
         Security deposits                                (   344,000)    (    262,000)
         Other assets                                          97,000       (3,420,000)
         Trade accounts payable                            53,079,000       72,754,000
         Other payables and accrued liabilities           ( 2,038,000)       3,053,000
                                                        -------------    -------------
       Cash provided by operating activities                3,936,000        9,318,000

Investing activities
  Additions to property and equipment                     ( 8,077,000)    ( 10,992,000)
  Proceeds from disposal of property and equipment            166,000          293,000
  Acquisitions of businesses                              (11,714,000)    ( 23,386,000)
                                                        -------------    -------------
       Cash used in investing activities                  (19,625,000)    ( 34,085,000)

Financing activities
Net borrowings (payments) under line of credit             19,881,000     ( 63,461,000)
Proceeds from notes payable                                   907,000      100,107,000
Payments on notes payable                                 ( 2,655,000)    (  4,565,000)
Net change in receivable from sole stockholder            (   523,000)       3,772,000
Distributions to sole stockholder                         ( 3,877,000)    ( 13,318,000)
                                                        -------------    -------------
       Cash provided by financing activities               13,733,000       22,535,000
                                                        -------------    -------------
Net decrease in cash                                      ( 1,956,000)    (  2,232,000)
       Cash at beginning of period                          2,743,000        2,630,000
                                                        -------------    -------------
       Cash at end of period                            $     787,000    $     398,000
                                                        =============    =============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes To Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1997


1.   Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the combined financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) registration statement on Form S-4 filed in July 1997.

2.   Contingent Liabilities

          At December 31, 1996 and June 30, 1997, the Company had guaranteed debt of the sole stockholder in the amounts of $3,616,000 and $3,585,000, respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $711,000 at both December 31, 1996 and June 30, 1997, with respect to debt of the Company's sole stockholder and his affiliates.

3.   Issuance of Senior Subordinated Notes and Related Transactions

          On May 1, 1997, all of the capital stock of Mule-Hide Products Co., Inc. (Mule-Hide) and Amcraft Building Products Co., Inc. (Amcraft), companies previously wholly-owned by the sole stockholder, was contributed to ABC. Thereafter, Mule-Hide and Amcraft will operate as wholly-owned subsidiaries of the Company. In addition, Hendricks Real Estate Properties, Inc. (HREP), whose capital stock also was wholly-owned by the sole stockholder, merged with and into the Company. Such reorganization was accounted for as a combination of entities under common control, which is similar to a pooling of interests.

          On May 7, 1997, ABC issued $100,000,000 principal amount of 10 5/8% Senior Subordinated Notes due 2007, for which it received net proceeds of approximately $96,500,000 after deducting expenses and commissions. Net proceeds of $10,000,000 were distributed to ABC's sole stockholder, who simultaneously repaid to the Company approximately $8,300,000 of net borrowings. The remainder of the net proceeds combined with the repayment of the net stockholder advances approximated $94,800,000 and was used to repay indebtedness outstanding under the Company's revolving credit agreement.

4.   Acquisition

          On May 19, 1997, ABC acquired certain assets and assumed a portion of the liabilities of Viking Building Products, Inc. and certain assets of Viking Aluminum Products, Inc. (collectively

Viking). The purchase price was paid with a combination of cash and a $3,000,000 seller note payable over two years. Viking was a regional distributor of residential roofing, siding and window products with 12 distribution centers located in the Northeastern portion of the United States. A preliminary allocation of the purchase price of Viking is as follows:

               Accounts receivable                     $  8,534,000
               Inventories                               11,314,000
               Property and equipment                     2,439,000
               Goodwill and other intangible assets       7,200,000
               Other assets                                 263,000
               Liabilities assumed                      ( 3,928,000)
                                                        -----------
               Cost of purchase                        $ 25,822,000
                                                       ============

     The Viking acquisition was accounted for as a purchase; accordingly, the results of operations of Viking are included with those of ABC from the date of acquisition (May 19, 1997) forward. Unaudited pro forma financial information is not presented for the Viking acquisition because the acquisition did not meet the significance threshold used for Regulation S-X purposes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

  The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 174 distribution centers located in 40 states as of June 30, 1997. Since January 1, 1997, the Company has opened 5 distribution centers and acquired an additional 12 distribution centers (net of consolidations) in connection with its acquisition program.

  Recent Acquisitions. The Company completed 3 acquisitions in the six months ended June 30, 1997, which resulted in the addition of 12 distribution centers (net of consolidations). The results of operations reported herein do not include the results of operations of such acquired businesses prior to their acquisition dates.

  The Company completed the Viking Acquisition(see Note 4 of notes to Condensed Consolidated Financial Statements) on May 19, 1997. The purchase price in the Viking Acquisition was $25.8 million, which is net of approximately $3.9 million of assumed liabilities. The purchase price was paid with a combination of cash and a $3.0 million seller note payable over two years. Viking was a regional distributor of roofing, siding and window products with 12 distribution centers located in the northeastern portion of the United States and reported pre-tax income of $1.4 million on net sales of $84.1 million for its fiscal year ended February 28, 1997. In connection with the Viking Acquisition, the Company entered into a purchase agreement with Viking Aluminum Products, Inc. (VAP), previous owner of Viking, pursuant to which the Company agreed to purchase a minimum of $98.2 million of VAP products for sale in the Company's distribution centers over the next five years.

  Effects of Acquisitions. The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. Results of operations reported herein for each period only include results of operations for acquired businesses from their respective dates of acquisition. Full-year operating results, therefore, could differ materially from that presented. In addition, there has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers. As a result of the Company's ongoing acquisition program, its results of operations have historically reflected, and are likely to continue to reflect, the periodic inclusion of underperforming businesses.

  The Company has accounted for its acquisitions to date using the purchase method of accounting. As a result, these acquisitions have affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs are allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the acquisition date. The cost of such assets is then amortized according to the classes of assets acquired and the useful lives thereof. The Company has begun to acquire larger distributors with better operating results, necessitating payment of purchase prices in excess of the fair value of net assets acquired resulting in goodwill, which is amortized over a period of 25 years. Similar future acquisitions may result in additional amortization expense. In addition, due to the effects of the increased borrowing to finance future acquisitions, the Company's interest expense may increase in future periods.

  Provision for Income Taxes. ABC and its subsidiaries are operated as subchapter S corporations under the Internal Revenue Code. As a result, these entities do not incur federal and state income taxes (except with respect to certain states) and, accordingly, no discussion of income taxes is included in "Results of Operations" below. Federal and state income taxes (except with respect to certain states) on the income of such corporations are incurred and paid directly by the Company's sole stockholder. Such corporations have historically made periodic distributions to the stockholder with respect to such tax liabilities. The Company entered into the Tax Allocation Agreement with the sole stockholder, pursuant to which he will receive distributions from the Company with respect to taxes associated with the Company's income.

RESULTS OF OPERATIONS

  The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and six months ended June 30, 1996 and 1997:

                                    THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                 ---------------------------------------------------------
                                         1996           1997           1996          1997
                                 ---------------------------------------------------------
Income Statement Data:
Net sales                                 100.0%         100.0%        100.0%        100.0%
Cost of sales                              78.3           77.3          78.3          77.5
                                 ---------------------------------------------------------
Gross profit                               21.7           22.7          21.7          22.5
Operating expenses:
     Distribution centers                  16.8           18.1          19.0          19.9
     General and administrative             1.7            1.6           1.9           1.8
                                 ---------------------------------------------------------
      Total operating expense              18.5           19.7          20.9          21.7
                                 ---------------------------------------------------------
Operating income                            3.2%           3.0%          0.8%          0.8%
                                 =========================================================


COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

  The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

  Net sales for the three months ended June 30, 1997 increased by $35.5 million, or 16.7%, to $248.5 million from $213.0 million for the three months ended June 30, 1996. Net sales for the six months ended June 30, 1997 increased by $69.6 million, or 20.4%, to $411.3 million from $341.7 million for the six months ended June 30, 1996. Components of the change in net sales are as follows:


                                            Three Months Ended June 30    %        Six Months Ended June 30     %
                                       -------------------------------------------------------------------------------
DISTRIBUTION CENTERS                      1996    1997   Increase      Increase    1996    1997   Increase  Increase
--------------------                   -------------------------------------------------------------------------------
In operation prior to January 1, 1994    $176.1  $182.3     $ 6.2          3.5%  $288.5  $311.0      22.5          7.8%
Acquired in 1994                            4.8     4.5      (0.3)        (6.3)     7.0     6.7      (0.3)        (4.3)
Opened by the Company in 1994               8.1    11.1       3.0         37.0     12.9    17.3       4.4         34.1
Acquired in 1995                            8.9    11.6       2.7         30.3     12.8    18.0       5.2         40.6
Opened by the Company in 1995               4.5     5.5       1.0         22.2      7.7     9.7       2.0         26.0
Acquired in 1996                            8.9    13.8       4.9         55.1     10.3    23.6      13.3        129.1
Opened by the Company in 1996               1.7     6.8       5.1        300.0      2.5    11.2       8.7        348.0
Acquired in 1997                              -    10.1      10.1            -        -    10.1      10.1            -
Opened by the Company in 1997                 -     2.8       2.8            -        -     3.7       3.7            -
                                       -------------------------------------------------------------------------------
                  Total                  $213.0  $248.5     $35.5         16.7%  $341.7  $411.3     $69.6         20.4%
                                       ===============================================================================

  Increases in comparable distribution center sales are almost entirely due to increases in volumes as opposed to price increases. Such volume increases are in part due to introduction of new products such as commercial roofing and siding into certain distribution centers. The larger percentage increase in net sales during the first quarter of 1997 versus the second quarter (as compared to the 1996 same periods) was the result of favorable weather factors in 1997 that allowed the Company to accelerate certain sales into the first quarter.

  Cost of sales for the three months ended June 30, 1997 increased by $25.3 million, or 15.2%, to $192.1 million from $166.8 million for the three months ended June 30, 1996, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of net sales over the same period to 77.3% in 1997 from 78.3% in 1996, primarily due to increased sales of higher margin products such as vinyl siding and windows. Cost of sales for the six months ended June 30, 1997 increased $51.4 million, or 19.2%, to $318.9 million from $267.5 million for the six months ended June 30, 1996, again with the increase mainly due to the relatively same percentage increase in net sales. Cost of sales as a percentage of net sales for the six months ended June 30, 1997 decrease slightly to 77.5% from 78.3% for the same period in 1996 due to the reasons cited above for the quarter.

  Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income for the three months ended June 30, 1997 increased by $1.1 million to $11.4 million from $10.3 million for the same period in 1996. For the six months ended June 30, distribution center operating income increased by $1.5 million to $10.7 million in 1997 as compared to $9.2 million for the same period in 1996. The increase in distribution center operating income for both the three and six month periods was primarily due to increased sales at existing centers. As a percentage of net sales, distribution center expenses increased in 1997 compared to the same periods in 1996 (1.3 percentage points increase for the three month period and .9 percentage points increase for the six month period) due mainly to various costs associated with new locations and new product lines introduced to exiting locations. Components of distribution center operating income and the change therein are as follows:



                                          Three months ended June 30,    Six months ended June 30,
                                       ------------------------------  ---------------------------
DISTRIBUTION CENTERS                       1996      1997     Change     1996     1997     Change
--------------------
                                       -----------------------------------------------------------

In operation prior to January 1, 1994       10.0      10.9        0.9     10.3     11.8        1.5
Acquired in 1994                             0.2       0.0       (0.2)    (0.1)    (0.3)      (0.2)
Opened by the Company in 1994                0.2       0.3        0.1     (0.1)     0.0        0.1
Acquired in 1995                             0.4       0.6        0.2      0.1      0.4        0.3
Opened by the Company in 1995               (0.1)      0.0        0.1     (0.3)    (0.2)       0.1
Acquired in 1996                             0.0      (0.3)      (0.3)    (0.1)    (0.5)      (0.4)
Opened by the Company in 1996               (0.4)     (0.2)       0.2     (0.6)    (0.6)       0.0
Acquired in 1997                               -       0.2        0.2        -      0.2        0.2
Opened by the Company in 1997                  -      (0.1)      (0.1)       -     (0.1)      (0.1)
                                       -----------------------------------------------------------
                  Total                     10.3      11.4        1.1      9.2     10.7        1.5
                                       ===========================================================

  For the three months ended June 30, 1997, general and administrative expenses increased $0.3 million to $3.9 million in 1997 from $3.6 million in the same period of 1996, while decreasing as a percentage of net sales to 1.6% in 1997 compared to 1.7% in 1996. For the six months ended June 30, 1997, general and administrative expenses increased $1.0 million to $7.5 million from $6.5 million for the same period in 1996. Similar to the quarter, general and administrative expenses as a percentage of net sales decreased slightly.

  Interest expense for the three months ended June 30, 1997 increased by $1.0 million, or 33.9%, to $3.9 million from $2.9 million for the three months ended June 30, 1996, primarily as a result of higher interest costs associated with the Company's issuance in May 1997 of $100 million in senior subordinated notes (Notes) -- (see Note 3 of notes to condensed consolidated financial statements), which also accounts for the $1.3 million increase in interest expense for the six months ended June 30, 1997 compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operating Activities. Net cash provided by operations was $3.9 million and $9.3 million for the six months ended June 30, 1996 and 1997, respectively. The increase was due primarily to changes in working capital caused by the timing of payments received or made for trade receivables and payables and inventories.

  Cash Flows from Investing Activities. Net cash (used in) investing activities was $(19.6) million and $(34.1) million for the six months ended June, 1996 and 1997, respectively. The increased use of cash in 1997 was due mainly to the Viking acquisition previously described and a $2.9 million increase in property plant and equipment additions in the first six months of 1997 as compared to 1996.

  Cash Flows from Financing Activities. Net cash provided by financing activities was $13.7 million and $22.5 million for the six months ended June 30, 1996 and 1997, respectively with the changes in individual items due largely to the effects of issuing the Notes including the use of the proceeds, and debt incurred in connection with acquisitions.

  Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance its credit agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K -- the Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            American Builders and Contractors Supply Co., Inc.


August 14, 1997                          /s/ Kendra A. Story
_____________________________            ____________________________________
Date:                                             Kendra A. Story
                                         Chief Financial Officer and Director

Exhibit Index


Exhibit No.    Description
-----------    -----------

27             Financial Data Schedule