Form 10-Q
period 1997-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1997-11-14
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-26991
                                             ---------
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

Registrants telephone number, including area code (608) 362-7777


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 147.04 shares as of October 31, 1997

                                     Index

      American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
  Condensed consolidated balance sheets--September 30, 1997 and December 31,
   1996
  Condensed consolidated statements of income--Three months ended September 30,
   1997 and 1996; Nine months ended September 30, 1997 and 1996
  Condensed consolidated statements of cash flows--Nine months ended September
   30, 1997 and 1996
  Notes to condensed consolidated financial statements-- September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K -- the Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              --------------------------------------------------
                              American Builders and Contractors Supply Co., Inc.


November 14, 1997
------------------------      --------------------------------------------------
Date:                                              Kendra A. Story
                                        Chief Financial Officer and Director

Exhibit Index


Exhibit No.         Description
-----------         -----------

27                  Financial Data Schedule

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements Of Income And Retained Earnings (Unaudited)


                                                       Three months ended                     Nine months ended
                                                          September 30                          September 30
                                                       1996           1997                   1996           1997
                                                   ------------   ------------           ------------   ------------
Net sales                                          $240,327,000   $282,177,000           $581,990,000   $693,459,000
Cost of sales                                       187,432,000    218,295,000            454,972,000    537,222,000
                                                   ------------   ------------           ------------   ------------
Gross profit                                         52,895,000     63,882,000            127,018,000    156,237,000

Operating expenses:
  Distribution centers                               38,647,000     48,859,000            103,533,000    130,525,000
  General and administrative                          2,819,000      3,238,000              9,303,000     10,708,000
                                                   ------------   ------------           ------------   ------------
                                                     41,466,000     52,097,000            112,836,000    141,233,000
                                                   ------------   ------------           ------------   ------------
Operating income                                     11,429,000     11,785,000             14,182,000     15,004,000

Other income (expense):
  Interest income                                       178,000         87,000                479,000        331,000
  Interest expense                                   (2,971,000)    (4,742,000)            (8,433,000)   (11,510,000)
                                                   ------------   ------------           ------------   ------------
                                                     (2,793,000)    (4,655,000)           ( 7,954,000)   (11,179,000)
                                                   ------------   ------------           ------------   ------------
Income before provision for
  income taxes                                        8,636,000      7,130,000              6,228,000      3,825,000
Provision for income taxes                              112,000        117,000                299,000        273,000
                                                   ------------   ------------           ------------   ------------
Net income                                            8,524,000      7,013,000              5,929,000      3,552,000
Retained earnings at beginning
  of year                                            17,727,000     13,857,000             24,200,000     30,636,000
Distributions to sole stockholder                       (30,000)      (933,000)            (3,908,000)   (14,251,000)
                                                   ------------   ------------           ------------   ------------
Retained earnings at end of period                 $ 26,221,000   $ 19,937,000           $ 26,221,000   $ 19,937,000
                                                   ============   ============           =============  ============


See notes to condensed consolidated financial statements.

Part I. Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)

                                          December 31,  September 30,
                                              1996          1997
                                          ------------  -------------
ASSETS
Current assets:
  Cash                                    $  2,630,000   $    286,000
  Accounts receivable                       92,360,000    138,058,000
  Inventories                               95,779,000    135,364,000
  Prepaid expenses and other                 1,544,000      2,974,000
                                          ------------   ------------
  Total current assets                     192,313,000    276,682,000

Property and equipment, net               $ 49,944,000   $ 65,469,000
Net receivable from sole stockholder         5,149,000      5,369,000
Intangible assets, net                       3,311,000     13,917,000
Security deposits                            1,118,000      1,108,000
Other assets                                   113,000        663,000
                                          ------------   ------------
                                          $251,948,000   $363,208,000
                                          ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Trade accounts payable                  $ 57,700,000   $113,596,000
  Other payables and accrued liabilities    14,104,000     24,441,000
  Current portion of long-term debt          8,520,000      6,613,000
                                          ------------   ------------
  Total current liabilities                 80,324,000    144,650,000

Long-term debt                             139,664,000    196,757,000

Contingent liabilities (Note 2)
Stockholder's equity:
  Common stock                                 109,000        109,000
  Additional paid-in capital                 1,215,000      1,755,000
  Retained earnings                         30,636,000     19,937,000
                                          ------------   ------------
  Total stockholder's equity                31,960,000     21,801,000
                                          ------------   ------------
                                          $251,948,000   $363,208,000
                                          ============   ============


See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                           Nine months ended
                                                             September 30
                                                      ---------------------------
                                                          1996           1997
                                                      ------------   ------------
Operating activities
Net income                                            $  5,929,000   $  3,552,000
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation                                         6,147,000      7,921,000
    Amortization                                           280,000        363,000
    Amortization of bond issuance costs                                   141,000
    Provision for doubtful accounts                      3,022,000      3,748,000
    (Gain) loss on disposal of property and
      equipment                                             (8,000)       168,000
    Change in operating assets and liabilities:
      Accounts receivable                              (34,773,000)   (40,137,000)
      Inventories                                      (28,790,000)   (26,550,000)
      Prepaid expenses and other                             5,000     (1,430,000)
      Security deposits                                   (283,000)       146,000
      Other assets                                         (38,000)      (534,000)
      Accounts payable trade                            54,768,000     52,240,000
      Accrued liabilities                                5,617,000      9,987,000
                                                      ------------   ------------
    Cash provided by operating activities               11,876,000      9,615,000

Investing activities
  Additions to property and equipment                  (12,369,000)   (20,915,000)
  Proceeds from disposal of property and equipment         562,000        445,000
  Acquisitions of businesses                           (12,557,000)   (26,024,000)
                                                      ------------   ------------
    Cash used in investing activities                  (24,364,000)   (46,494,000)

Financing activities
Net borrowings (payments) under line of credit          14,002,000    (39,785,000)
Proceeds from notes payable                              5,797,000    100,107,000
Payments on notes payable                               (4,282,000)    (8,284,000)
Payment of debt financing costs                                        (3,572,000)
Net change in receivable from sole stockholder            (804,000)       320,000
Distributions to sole stockholder                       (3,908,000)   (14,251,000)
                                                      ------------   ------------
    Cash provided by financing activities               10,805,000     34,535,000
                                                      ------------   ------------
Net decrease in cash                                    (1,683,000)    (2,344,000)
    Cash at beginning of period                          2,743,000      2,630,000
                                                      ------------   ------------
    Cash at end of period                             $  1,060,000   $    286,000
                                                      ============   ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes To Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 1997



1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the combined financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) registration statement on Form S-4 filed in July 1997.

2.  Contingent Liabilities

     At December 31, 1996 and September 30, 1997, the Company had guaranteed debt of the sole stockholder in the amounts of $3,616,000 and $2,052,000, respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $711,000 and $551,000 at December 31, 1996 and September 30, 1997, respectively, with respect to debt of the Company's sole stockholder and his affiliates.

3.  Issuance of Senior Subordinated Notes and Related Transactions

     On May 1, 1997, all of the capital stock of Mule-Hide Products Co., Inc. (Mule-Hide) and Amcraft Building Products Co., Inc. (Amcraft), companies previously wholly-owned by the sole stockholder, was contributed to ABC. Thereafter, Mule-Hide and Amcraft have operated as wholly-owned subsidiaries of the Company. In addition, Hendricks Real Estate Properties, Inc. (HREP), whose capital stock also was wholly-owned by the sole stockholder, merged with and into the Company. Such reorganization was accounted for as a combination of entities under common control, which is similar to a pooling of interests.

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

4.  Acquisition

     On May 19, 1997, ABC acquired certain assets and assumed a portion of the liabilities of Viking Products, Inc. and certain assets of Viking Aluminum Products, Inc. (collectively Viking). The purchase price was paid with a combination of cash and a $3,000,000 seller note payable over two years. Viking was a regional distributor of residential roofing, siding and window products with 12 distribution centers located in the Northeastern portion of the United States. A preliminary allocation of the purchase price of Viking is as follows:


        Accounts receivable                      $ 8,534,000
        Inventories                               11,314,000
        Property and equipment                     2,439,000
        Goodwill and other intangible assets       7,200,000
        Other assets                                 263,000
        Liabilities assumed                       (3,928,000)
                                                 -----------
        Cost of purchase                         $25,822,000
                                                 ===========

     The Viking acquisition was accounted for as a purchase; accordingly, the results of operations of Viking are included with those of ABC from the date of acquisition (May 19, 1997) forward. Unaudited pro forma financial information is not presented for the Viking acquisition because the acquisition did not meet the significance threshold used for Regulation S-X purposes.

5.  Subsequent Events

     On November 3, 1997, ABC consummated the purchase of five corporations affiliated with Champ Industries, Inc. as follows: Perfection Roofing Materials, Inc., Marshall Roofing Supply, Inc., United Building Supply, Inc., SHR Roofing Supply, Inc., and Stone Metal Products, Inc. (collectively Champ). Champ was a regional distributor of roofing products with substantial presence in Texas, California, Oklahoma, Kansas, and Missouri. The purchase price was approximately $66 million.

     The transaction will be accounted for as a purchase.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 178 distribution centers located in 40 states as of September 30, 1997.

     Since January 1, 1997, the Company has opened 8 distribution centers, and acquired an additional 15 (net of 4 consolidations). Also, 2 distribution centers were closed, resulting in a net increase of 21 distribution centers thru September 30, 1997. The results reported herein do not include the results of acquired businesses prior to their acquisition dates.

     The Company completed the Viking Acquisition (see Note 4 of notes to Condensed Consolidated Financial Statements) on May 19, 1997. The purchase price in the Viking Acquisition was $25.8 million, which is net of approximately $3.9 million of assumed liabilities. The purchase price was paid with a combination of cash and a $3.0 million seller note payable over two years. Viking was a regional distributor of roofing, siding and window products with 12 distribution centers located in the northeastern portion of the United States and reported pre-tax income of $1.4 million on net sales of $84.1 million for its fiscal year ended February 28, 1997. In connection with the Viking Acquisition, the Company entered into a purchase agreement with Viking Aluminum Products, Inc. (VAP), previous owner of Viking, pursuant to which the Company agreed to purchase a minimum of $98.2 million of VAP products for sale in the Company's distribution centers over the next five years.

     Subsequent to September 30, 1997, the Company acquired 31 distribution centers in connection with the purchase of five corporations affiliated with Champ Industries, Inc. (see Note 5 of notes to Condensed Consolidated Financial Statements)

     Effects of Acquisitions. The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. Results of operations reported herein for each period only include results of operations for acquired businesses from their respective dates of acquisition. Full-year operating results, therefore, could differ materially from that presented. In addition, there has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers. As a result of the Company's ongoing acquisition program, its results of operations have historically reflected, and are likely to continue to reflect, the periodic inclusion of underperforming businesses.

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

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and nine months ended September 30, 1996 and 1997:

                                         Three Months Ended          Nine Months Ended
                                            September 30                September 30
                                         1996           1997         1996          1997
                                         -------        ------       -------      ------
Income Statment Data:

   Net Sales                               100.0%       100.0%         100.0%     100.0%
   Cost of Sales                            78.0         77.4           78.2       77.5
                                           -----        -----          -----      -----
   Gross Profit                             22.0         22.6           21.8       22.5
   Operating expenses:
     Distribution centers                   16.0         17.3           17.8       18.8
     General and administrative              1.2          1.1            1.6        1.5
                                           -----        -----          -----      -----
          Total operating expense           17.2         18.4           19.4       20.3
                                           -----        -----          -----      -----
   Operating income                          4.8%         4.2%           2.4%       2.2%
                                           =====        =====          =====      =====


Comparison of the three and nine month periods ended September 30, 1997 to the three and nine month periods ended September 30, 1996

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended September 30, 1997 increased by $41.9 million, or 17.4%, to $282.2 million from $240.3 million for the three months ended September 30, 1996. Net sales for the nine months ended September 30, 1997 increased by $111.5 million, or 19.2%, to $693.5 million from $582.0 million for the nine months ended September 30, 1996. Components of the change in net sales are as follows:



                                            Three Months Ended                     Nine Months Ended
                                              September 30                           September 30
Distribution Centers                         1996      1997   Increase     %        1996      1997   Increase     %
                                                                        Increase                               Increase
                                           ----------------------------------------------------------------------------

In operation prior to January 1, 1995       $208.6    $210.2      $1.6       .8%   $517.0     $545.2     $28.2      5.5
Acquired in 1995                              10.7      13.2       2.5     23.4      23.5       31.2       7.7     32.8
Opened by the Company in 1995                  5.4       6.2        .8     14.8      13.1       15.9       2.8     21.4
Acquired in 1996                              11.6      15.3       3.7     31.9      21.9       38.9      17.0     77.6
Opened by the Company in 1996                  4.0       8.0       4.0    100.0       6.5       19.2      12.7    195.
Acquired in 1997                                --      23.5      23.5       --        --       33.6      33.6      --
Opened by the Company in 1997                   --       5.8       5.8       --        --        9.5       9.5      --
                                           ----------------------------------------------------------------------------
          Total                             $240.3    $282.2     $41.9     17.4%   $582.0     $693.5    $111.5     19.2%
                                           ============================================================================


     Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are in part due to introduction of new products such as commercial roofing and siding into certain distribution centers.

     Cost of sales for the three months ended September 30, 1997 increased by $30.9 million, or 16.5%, to $218.3 million from $187.4 million for the three months ended September 30, 1996, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of net sales over the same period to 77.4% in 1997 from 78.0% in 1996, primarily due to increased sales of higher margin products such as vinyl siding and windows, and, to a lesser degree, due to a lower percentage of "direct" sales in 1997 vs. 1996 (direct sales are shipped from ABC's vendors directly to job sites and carry lower gross margins). Cost of sales for the nine months ended September 30, 1997 increased $82.2 million, or 18.1%, to $537.2 million from $455.0 million for the nine months ended September 30, 1996, again with the increase mainly due to the relatively same percentage increase in net sales. Cost of sales as a percentage of net sales for the nine months ended September 30, 1997 decreased slightly to 77.5% from 78.2% for the same period in 1996 due to the reasons cited above for the quarter.

     Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income for the three months ended September 30, 1997 increased by $.7 million to $15.0 million from

$14.3 million for the same period in 1996. For the nine months ended September 30, distribution center operating income increased by $2.2 million to $25.7 million in 1997 as compared to $23.5 million for the same period in 1996. As a percentage of net sales, distribution center expenses increased in 1997 compared to the same periods in 1996 (1.3 percentage point increase for the three month period and 1.0 percentage points increase for the nine month period) due mainly to various costs associated with new locations and additional product lines introduced to existing locations, and to a lesser degree, due to a higher percentage of warehouse sales, which require a greater distribution center expense. Components of distribution center operating income and the change therein are as follows:



                                                Three months ended                  Nine months ended
                                                   September 30                       September 30
Distribution Centers                             1996        1997      Change         1996     1997       Change
--------------------                           -------------------------------------------------------------------

In operation prior to January 1, 1995            13.8         13.6       (0.2)        23.9       25.1         1.2
Acquired in 1995                                  0.5          0.5         --          0.6        0.9         0.3
Opened by the Company in 1995                      --          0.1        0.1         (0.3)      (0.1)        0.2
Acquired in 1996                                  0.2          0.3        0.1          0.1       (0.2)       (0.3)
Opened by the Company in 1996                    (0.2)        (0.3)      (0.1)        (0.8)      (0.9)       (0.1)
Acquired in 1997                                   --          0.9        0.9           --        1.1         1.1
Opened by the Company in 1997                      --         (0.1)      (0.1)          --       (0.2)       (0.2)
                                              -------------------------------------------------------------------
          Total                                  14.3         15.0         .7         23.5       25.7         2.2
                                              ===================================================================


     For the three months ended September 30, 1997, general and administrative expenses increased $0.4 million to $3.2 million in 1997 from $2.8 million in the same period of 1996, while decreasing as a percentage of net sales to 1.1% in 1997 compared to 1.2% in 1996. For the nine months ended September 30, 1997, general and administrative expenses increased $1.4 million to $10.7 million from $9.3 million for the same period in 1996. Similar to the quarter, general and administrative expenses as a percentage of net sales decreased slightly.

     Interest expense for the three months ended September 30, 1997 increased by $1.8 million, or 59.6%, to $4.7 million from $2.9 million for the three months ended September 30, 1996, primarily as a result of higher interest costs associated with the Company's issuance in May 1997 of $100 million in senior subordinated notes (Notes) -- (see Note 3 of notes to Condensed Consolidated Financial Statements), which also accounts for the $3.1 million increase in interest expense for the nine months ended September 30, 1997 compared to the same period in 1996. Additional borrowings necessary to fund both 1997 acquisitions and internal growth also account for some of the increase in interest expense.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operations was $11.9 million and $9.6 million for the nine months ended September 30, 1996 and 1997, respectively. The decrease was due primarily to changes in working capital caused by the timing of payments received or made for trade receivables and payables and inventories.

     Cash Flows from Investing Activities. Net cash (used in) investing activities was $(24.4) million and $(46.5) million for the nine months ended September, 1996 and 1997, respectively. The increased use of cash in 1997 was due mainly to the Viking acquisition previously described and a $8.7 million increase in property plant and equipment additions in the first nine months of 1997 as compared to 1996.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $10.8 million and $34.5 million for the nine months ended September 30, 1996 and 1997, respectively due to the effects of issuing the Notes, which resulted in a net use of approximately $5.2 million and approximately $22.8 million borrowed to finance the cash portion of the Viking purchase price.

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