Form 10-K
period 1997-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1998-03-30
CIK 1039096

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997 or

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period from _________ to
       __________

                       COMMISSION FILE NUMBER 33-26991

                  __________________________________________

              AMERICAN BUILDERS AND CONTRACTORS SUPPLY CO., INC.
                     AMCRAFT BUILDING PRODUCTS CO., INC.
                         MULE-HIDE PRODUCTS CO., INC.
    (Exact names of Registrants as specified in their respective charters)

           DELAWARE                      5033                  39-1413708
           DELAWARE                      5033                  39-1701778
           TEXAS                         5033                  62-11277211
(State or other jurisdiction of    (Primary Standard        (I.R.S. Employer
incorporation or organization)   Industrial Classification  Identification No.)
                                       Code Number)

       ONE ABC PARKWAY, BELOIT, WISCONSIN                   53511
       (Address of principal executive offices)           (Zip code)

                                 608-362-7777
             (Registrant's telephone number, including area code)

                   _______________________________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        NONE

        Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requred to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowlege, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                    PART I

ITEM 1.  BUSINESS

        GENERAL

        American Builders and Contractors Supply Co., Inc. (the Company) is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 205 distribution centers located in 40 states. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, as well as credit services and marketing support. For the year ended December 31, 1997, the Company generated net sales of $959.3 million. On a pro forma basis considering the Champ acquisition, the Company would have had net sales of $1,132.9 million for 1997.

        The products distributed by the Company consist exclusively of roofing and siding materials, windows and related tools and accessories for residential and, to a lesser extent, commercial applications. The Company markets these products on a wholesale basis primarily to small and medium-sized roofing and siding contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

        ABC was founded in 1982 by its President and Chief Executive Officer, Kenneth A. Hendricks, who, as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $446.4 million, for the year ended December 31, 1993, to $959.3 million, for the year ended December 31, 1997, representing compound annual growth rates of 21.2%. In addition, comparable distribution center sales have grown at an average annual rate of 12.8% over the same period.

        Since January 1, 1993, the Company has completed 30 acquisitions, acquiring 72 local distribution centers (net of consolidations). The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. In 1997, the Company acquired two larger distributors. In May 1997, the Company acquired Viking Aluminum Producucts, Inc., a regional building supply distributor with 12 locations in the northeastern United States. In November 1997, the Company acquired Champ Industries, Inc., a regional building supply distributor with 32 locations located primarily in the southwestern and western United States. The Company believes that the ongoing consolidation in the building materials distribution industry will continue to provide suitable acquisition candidates in the future.

        PRODUCTS, CUSTOMERS AND MARKETS

        The roofing and vinyl siding products industry contains three primary distribution channels: manufacturers' direct sales; mass merchandisers, such as Home Depot; and wholesale distributors, such as the Company. Mass merchandisers primarily sell products to homeowners and small contractors, tend to stock items across a multitude of buliding supply categories and stock a relatively narrow selection of non- premium grade roofing and siding products. Typically, manufacturers do not sell products directly to retail customers or small customers.

        The products distributed by the Company consist primarily of roofing products (both residential and commercial), siding products, windows, and related tools, equipment and accessories. ABC provides its customers with what it believes to be the largest selection of roofing and vinyl siding materials in the industry. The products that the Company distributes can be classified in the following five categories:

        Residential roofing products and accessories. The Company distributes a broad selection of shingles, felt, roof tile, wood shakes, flashings, vents and other roofing products to residential roofing contractors. Principal brands of residential roofing products include GAF(R), GS(R), CertainTeed(R), Elk(R), Tamko(R) and Owens-Corning(R).

        Commercial roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Johns Manville(R), GAF(R), GS(R), US Intec, Celotex(R), Firestone(R), Versico, Asphalt, Atlas(R),and Mule-Hide(R). Mule-Hide primarily sells its private label roofing systems through ABC's distribution centers.

        Siding products and accessories. The Company distributes a broad selection of siding products to siding contractors. The Company's siding products consist primarily of vinyl siding, soffits and accessories and, to a lesser extent, aluminum and wood siding. Principal vinyl siding brands include Alcoa(R), Wolverine(R), Certainteed(R) and Amcraft(R).

        Windows and accessories. The Company distributes a broad selection of window products and accessories to residential window installers, including vinyl, wood and aluminum window frames and single, double and triple glazed windows. Principal window brands include CertainTeed(R), Simonton Windows(R), Eagle Windows(R) and Weather-Shield(R).

        Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include gutters, sheet metal, roofing and siding equipment, tools and other related accessories.

        The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 1997, 1996 and 1995:


                                       Total Net Sales
                                  ------------------------
Product Categories                 1997     1996     1995
------------------                ------------------------
Residential roofing.............  $472.1   $391.8   $318.3
Commercial roofing..............   240.6    214.2    181.5
Siding..........................   129.5     90.5     70.6
Windows.........................    65.9     53.6     35.4
Other...........................    51.2     39.0     33.0
                                  ------------------------
    Total for all categories....  $959.3   $789.1   $638.8
                                  ========================

        The Company distributes these products on a wholesale basis primarily to small and medium-sized roofing and siding contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

        SALES AND MARKETING

        As of December 31, 1997, the Company employed over 500 field sales representatives. Each distribution center has at least two sales representatives who are responsible for promoting ABC products and services in their respective markets. The sales representatives report to the distribution center manager and are supported by customer service representatives. A substantial portion of each representative's pay is derived from sales commissions. In addition, the Company employs a number of regional product managers and sales managers who educate the Company's sales personnel and customers regarding the technical specifications and marketability of certain products.

        DISTRIBUTION CENTER OPERATIONS

        The Company operates 205 local distribution centers located in 40 states, and has a market presence in 48 of the 50 most populous metropolitan areas in the United States. Since January 1, 1995, the Company has opened 32 distribution centers, closed 3 distribution centers and acquired an additional 67 distribution centers (net of consolidations) in connection with its selective acquisition program. A typical distribution center is comprised of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 10,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

        Each location is managed by a distribution center manager who oversees the center's employees, including a credit manager, various sales personnel, customer service representatives and delivery and warehouse personnel. The Company allows each distribution center manager to alter the product mix of a given center to meet local market demands and to stock regional products (such as roof tile in the Florida, Texas and California markets). Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 12.8% over the past five years.

        The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                             1997    1996   1995
                                             --------------------
Distribution centers on January 1............ 157     126    109
Distribution centers acquired................  51      22     14
Distribution centers opened..................  11      14      7
Acquired distribution centers consolidated... (11)     (5)    (4)
Distribution centers closed..................  (3)      -      -
                                              ------------------
Distribution centers on December 31.......... 205     157    126
                                              ==================

        COMPETITION

        The roofing and siding products distribution industry is highly competitive and fragmented. The Company competes directly with a large number of local and regional building products distributors and, in certain markets and product categories, with two national distributors, Cameron Ashley Building Products and Allied Building Products. The Company also competes to a lesser extent with mass-merchandisers, such as Home Depot, and with direct sales from building products manufacturers.

        PURCHASING

        ABC purchases its products directly from a wide variety of manufacturers, including GAF, GS Roofing Products Company, Inc., Elk Corporation of America, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Buiding Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 12.4% of the Company's 1997 product purchases, GAF (including its subsidiary U.S. Intec) was the only supplier which represented more than 10.0% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

        SEASONALITY

        Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

        EMPLOYEES

        As of December 31, 1997, the Company employed 3,219 full-time and 50 part-time employees, of whom 22 were members of a union. The Company's collective bargaining agreements with its union expire on various dates, from May 1998 through September 1999. The Company believes that its relations with its employees are good.

        ENVIRONMENTAL MATTERS

        A number of roofing materials are considered environmentally hazardous. The Company typically handles and stores a variety of these materials at its distribution center locations. The Company maintains appropriate environmental compliance programs at each of its distribution centers and has never been the subject of any material enforcement action by any governmental agency.

        Many of the Company's distribution centers are located in areas of current or former industrial activity, where environmental contamination may have occurred. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable for property damage and for investigation and remediation costs in connection with the contamination.

        The Company does not believe there are any material environmental liabilities at any of its distribution center locations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to all material environmental liabilities and it could subsequently discover potential environmental liabilities arising from its sites or from neighboring facilities.

ITEM 2.  PROPERTIES

        The Company operates both owned and leased branches in 40 states. Its facilities range in size from approximately 10,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintanined and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

        None of the Company's owned real properties are subject to any major encumbrances.

        The following table sets the geographical location of the Company's distribution centers as of December 31, 1997:

                                   Total Number
                                        of
Region                              Locations
------                             ------------
Florida...........................       8
Lake Central (Great Lakes)........      21
Mid-Atlantic......................      17
Midwest...........................      32
New England.......................      18
Northern California and Hawaii....      14
Rocky Mountain....................      20
Southeast.........................      23
Southwest.........................      36
Western...........................      16
                                       ---
                                       205
                                       ===

        The Company leases the majority of its properties from the Company's sole stockholder and certain of his affiliates.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 1997. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.


                                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         1997            1996           1995           1994            1993
                                       ----------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales............................. $959,321       $ 789,103       $638,821       $513,766        $446,384
Cost of sales.........................  744,186         615,627        501,027        403,032         350,987
Gross profit..........................  215,135         173,476        137,794        110,734          95,397
Operating expenses....................  194,802         152,316        121,335         98,462          84,796
                                       ----------------------------------------------------------------------
Operating income......................   20,333          21,160         16,459         12,272          10,601
Net interest expense..................  (16,480)        (10,457)        (9,092)        (5,466)         (4,144)
                                       ----------------------------------------------------------------------
Income from continuing operations
  before provision for income taxes...    3,853          10,703          7,367          6,806           6,457
Provision for income taxes (1)........      311             329            338            260             236
                                       ----------------------------------------------------------------------
Income from continuing operations.....    3,542          10,374          7,029          6,546           6,221
Discontinued operations (2)...........        -               -              -              -          (2,981)
                                       ----------------------------------------------------------------------
Net income............................ $  3,542       $  10,374       $  7,029       $  6,546        $  3,240
                                       ======================================================================

BALANCE SHEET DATA
(AT END OF PERIOD):
Accounts receivable, net.............. $143,106       $  92,360       $ 73,133       $ 49,756        $ 37,508
Inventories...........................  128,847          95,779         79,297         50,007          48,247
Total assets..........................  409,622          51,948        205,316        130,305          13,294
Accounts payable and accrued
 expenses.............................  100,483          71,805         61,069         47,221           4,858
Long-term debt, less current
 maturities...........................  281,206         139,664        113,397         62,040          50,277
Stockholder's equity..................   21,792          31,960         25,524          8,165           6,323
OTHER DATA:
Comparable distribution center
 sales growth (3).....................      5.2%           11.5%          17.3%          11.1%           18.7%


(1) Consists of certain state and local income taxes. As subchapter S corporations under the Internal Revenue Code of 1986, as amended (the "Code"), the Company and its subsidiaries have not been subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has in the past made periodic distributions to Mr. Hendricks in respect of such tax liabilities. From and after the date of the Indenture, such distributions will be made in accordance with the terms of the Tax Allocation Agreement (as defined herein). See "Certain Transactions."

(2) In 1993, one of the Company's wholly-owned subsidiaries made a decision to discontinue its manufacturing operations, which primarily produced vinyl windows. The results of operations of the subsidiary's manufacturing segment have been classified as discontinued operations for the year ended December 31, 1993.

(3) "Comparable distribution center sales growth" is defined as the percentage change in distribution center sales as compared to sales for the same distribution centers in the prior year. For purposes of this calculation, only distribution centers that were open as of the begining of the applicable period are included.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 205 distribution centers located in 40 states. Since January 1, 1993, the Company has opened 41 distribution centers, closed 3 distribution centers and acquired an additional 72 distribution centers (net of consolidations) in connection with its acquisition program.

        Effects of Acquisitions. The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. Results of operations reported herein for each period only include results of operations for acquired businesses from their respective dates of acquisition. Full year operating results, therefore, could differ materially from that presented. In addition, there has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers. As a result of the Company's ongoing acquisition program, its results of operations have historically reflected, and are likely to continue to reflect, the periodic inclusion of under-performing businesses.

        The Company has accounted for its acquisitions using the purchase method of accounting. As a result, these acquisitions have affected and will prospectively affect the Company's results of operations in certain significant respects. The aggregate acquisition costs are allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the acquisition date. The cost of such assets are then amortized according to the classes of assets acquired and the useful lives thereof. The Company has begun to acquire larger distributors with established operating results, necessitating payment of purchase prices in excess of the fair value of net assets acquired resulting in goodwill, which is amortized over periods of 25-35 years. Similar future acquisitions may result in additional amortization expense. In addition, due to the effects of the increased borrowing to finance future acquisitions, the Company's interest expense may increase in future periods.

        Additional information regarding the Company's acquisitions, including unaudited condensed pro forma financial information with respect to the Champ acquisition, is included in Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

        Provision for Income Taxes. The Company and its subsidiaries have been operated as subchapter S corporations under the Code. As a result, these entities do not incur federal and state income taxes (except with respect to certain states) and, accordingly, no discussion of income taxes is included in "--Results of Operations" below. Federal and state income taxes (except with respect to certain states) on the income of such corporations are incurred and paid directly by Mr. Hendricks. Such corporations have historically made periodic distributions to Mr. Hendricks in respect of such tax liabilities. In connection with the Offering, the Company will enter into the Tax Allocation Agreement with Mr. Hendricks pursuant to which he will receive distributions from the Company with respect to taxes associated with the Company's income. See "Certain Transactions."

        RESULTS OF OPERATIONS

        The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 1997:
                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                             1997    1996    1995
INCOME STATEMENT DATA:                      -----------------------
Net sales................................   100.0%  100.0%  100.0%
Cost of sales............................    77.6    78.0    78.4
                                            ---------------------
Gross profit.............................    22.4    22.0    21.6
Operating expenses:
    Distribution centers.................    18.8    17.8    17.4
    General and administrative...........     1.4     1.5     1.6
    Amortization.........................     0.1     0.0     0.0
                                            ---------------------
      Total operating expenses...........    20.3    19.3    19.0
                                            ---------------------
Operating income.........................     2.1%    2.7%    2.6%
                                            =====================

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996

        Net sales for the year ended December 31, 1997 increased by $170.2 million, or 21.6%, to $959.3 million from $789.1 million for the year ended December 31, 1996. Components of the change in net sales are as follows:


DISTRIBUTION CENTERS                         1997     1996  Increase % Increase
--------------------                        -----------------------------------
                                                 (IN MILLIONS)
In operation prior to January 1, 1995.....  $721.7   $695.5   $ 26.2       3.8%
Acquired in 1995..........................    42.0     31.8     10.2      32.1
Opened by the Company in 1995.............    20.5     18.1      2.4      13.3
Acquired in 1996..........................    52.3     33.1     19.2      58.0
Opened by the Company in 1996.............    26.4     10.6     15.8     149.1
Acquired  in 1997.........................    78.4        -     78.4         -
Opened by the Company in 1997.............    18.0        -     18.0         -
                                            -----------------------------------
     Total................................  $959.3   $789.1   $170.2      21.6%
                                            ===================================

        The increase in net sales for distribution centers in operation prior to January 1, 1995 was less than comparable increases in prior years primarily due to the decreased demand nationwide for residential and commercial roofing products which comprise 74.3% of the Company's net sales in 1997. Comparable distribution center sales growth, which consists of stores opened prior to January 1, 1996, was 5.2%

        Cost of sales for the year ended December 31, 1997 increased by $128.6 million, or 20.9%, to $744.2 million from $615.6 million for the year ended December 31, 1996, primarily as a result of costs associated with increased sales. Cost of sales decreased from 78.0% in 1996 to 77.6% in 1997.
Increased sales of higher margin products such as vinyl siding and window contributed to the increased gross margin percentage. In addition, direct sales (product shipped from the vendor directly to the customer's job site), which have significantly lower margins than sales from the distribution center's warehouse, decreased as a percentage of total sales in 1997.

        Distribution center operating income which consists of net sales less cost of sales and operating expenses for the distribution centers, including amortization expense, increased $1.2 million to $34.2 million in 1997 from $33.0 million in 1996. Components of distribution center operating income (loss) and the change therein are as follows:

DISTRIBUTION CENTERS                            1997    1996    CHANGE
--------------------                           -----------------------
                                                    (IN MILLIONS)
In operation prior to January 1, 1995.......   $34.3    $33.7     $0.6
Acquired in 1995............................     1.4      0.8      0.6
Opened by the Company in 1995...............    (0.3)    (0.3)     0.0
Acquired in 1996............................    (0.1)     0.1     (0.2)
Opened by the Company in 1996...............    (1.2)    (1.3)     0.1
Acquired in 1997............................     0.4        -      0.4
Opened by the Company in 1997...............    (0.3)       -     (0.3)
                                               -----------------------
     Total..................................   $34.2    $33.0     $1.2
                                               =======================

        The tables set forth above illustrate that the Company's commitment to growth has a significant impact on operating income. Although distribution centers in operation prior to January 1, 1995 accounted for only 75.2% of net sales in 1997, such distribution centers accounted for 100.3% of distribution center operating income.

        The increase in distribution center operating income for distribution centers in operation prior to January 1, 1995 was less than increases experienced in prior years primarily due to lower increases in sales than anticipated. The Company had increases in personnel and other expenses in anticipation of volume in excess of what occurred.

        General and administrative expenses increased $2.0 million to $13.9 million in 1997 from $11.9 million in 1997 yet decreased as a percentage of net sales to 1.4% from 1.5% in 1996. Major components of the increased expenses were salaries and benefits to support the increased sales.

        Interest expense for the year ended December 31, 1997 increased by $5.8 million, or 52.3%, to $16.9 million from $11.1 million for the year ended December 31, 1996, primarily as a result of higher interest rates on the senior subordinated debt as compared to the revolver utilized in the prior year ($2.2 million) and increased borrowings related to acquisitions and increased working capital needs ($4.0 million) offset by a lower overall average borrowing rate on the revolver ($0.4 million).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

        Net sales for the year ended December 31, 1996 increased by $150.3 million, or 23.5%, to $789.1 million from $638.8 million for the year ended December 31, 1995. Components of the change in net sales are as follows:

DISTRIBUTION CENTERS                            1996     1995    INCREASE  % INCREASE
--------------------                           -------------------------------------
                                                    (IN MILLIONS)
In operation prior to January 1, 1994........  $649.5   $587.2    $ 62.3     10.6%
Acquired in 1994.............................    16.0     13.1       2.9     22.1
Opened by the Company in 1994................    30.0     23.4       6.6     28.2
Acquired in 1995.............................    31.8      9.0      22.8    253.3
Opened by the Company in 1995................    18.1      6.1      12.0    196.7
Acquired in 1996.............................    33.1        -      33.1        -
Opened by the Company in 1996................    10.6        -      10.6        -
                                               ----------------------------------
     Total...................................  $789.1   $638.8    $150.3     23.5%
                                               ==================================

        Cost of sales for the year ended December 31, 1996 increased by $114.6 million, or 22.9%, to $615.6 million from $501.0 million for the year ended December 31, 1995, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of net sales over the same period to 78.0% in 1996 from 78.4% in 1995, primarily due to increased sales of higher margin products such as vinyl siding and windows.

        Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, including amortized expense, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income increased $6.2 million to $33.0 million in 1996 from $26.8 million in 1995. Components of distribution center operating income (loss) and the change therein are as follows:

DISTRIBUTION CENTERS                        1996       1995   CHANGE
--------------------                       -------------------------
                                                   (IN MILLIONS)
In operation prior to January 1, 1994....  $33.4      $29.1    $ 4.3
Acquired in 1994.........................    0.1        0.0      0.1
Opened by the Company in 1994............    0.2       (0.9)     1.1
Acquired in 1995.........................    0.8       (0.7)     1.5
Opened by the Company in 1995............   (0.3)      (0.7)     0.4
Acquired in 1996.........................    0.1         --      0.1
Opened by the Company in 1996............   (1.3)        --     (1.3)
                                           -------------------------
     Total...............................  $33.0      $26.8    $ 6.2
                                           =========================

        Distribution centers in operation prior to January 1, 1994 accounted for only 82.3% of sales in 1996, but accounted for 101.2% of distribution center operating income.

        General and administrative expenses increased $1.5 million to $11.9 million in 1996 from $10.4 million in 1995 while decreasing as a percentage of net sales to 1.5% in 1996 compared to 1.6% in 1995. Major components of the increased expenses were salaries and benefits and a full year of depreciation on the Company's new headquarters building as compared to a partial year of depreciation in 1995.

        Interest expense for the year ended December 31, 1996 increased by $1.4 million, or 14.4%, to $11.1 million from $9.7 million for the year ended December 31, 1995, as a result of greater borrowings associated with increased working capital needs due to the Company's growth, partially offset by a decrease in the interest rate on such borrowings.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows from Operating Activities. Net cash provided by (used in) operations was $(1.7) million for the year ended December 31, 1997 compared to $4.8 million for the year ended December 31, 1996 and $(6.3) million for the year ended December 31, 1995. The decrease in 1997 was due to decreased earnings as well as increases in receivables and inventory which were not offset by an increase in accounts payable. The increase in 1996 occurred primarily as a result of increased earnings of $3.3 million, increased depreciation and amortization of $2.3 million and the effect of changes in operating assets and liabilities aggregating $5.1 million.

        Cash Flows from Investing Activities. Net cash used in investing activities was $(111.5) million, $(26.7) million and $(25.0) million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's investing activities consist primarily of costs associated with the acquisition of building products distributors and, to a lesser extent, capital expenditures. Acquisition of businesses were $86.7 million, $12.7 million and $5.6 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures were $25.3 million, $14.7 million and $19.9 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

        Cash Flows from Financing Activities. Net cash provided by financing activities was $114.7 million, $21.8 million and $32.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building products distributors and, to a lesser extent, distributions to the Company's sole stockholder in respect of tax liabilities related to the Company.

        Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its financial obligations, as well as to provide funds for the Company's working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

        Senior Subordinated Notes: As of December 31, 1997, the Company had $100 million of unsecured Senior Subordinated Notes bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement.

        Revolving Credit Agreement: The Company is party to a credit agreement due June, 2000, which as of December 31, 1997, permitted revolving borrowings of up to $200 million under the revolving line of credit indebtedness (the "Revolver"). Debt outstanding under this agreement as of December 31, 1997 was $163.8 million and borrowings under the Revolver are secured by accounts receivable and inventory. The company is currently negotiating an increase in the permitted borrowings under the Revolver to $250 million from $200 million, and expects to enter into an amendment effecting such increase in the second quarter of 1998. However there can be no assurance that such amendment will be entered into at such time or at all.

        The Company believes that its current cash position, funds from operations, and the availability of funds under its revolving credit agreements, will be sufficient to meet anticipated requirements for working capital for the next twelve months.

        YEAR 2000 ISSUE

        The Company has developed a plan to modify its information technology to be ready for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and to cost between $250,000 and $300,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. As of December 31, 1997, approximately $100,000 had been expensed. The Company will continue to implement systems with strategic value, though some projects may be delayed due to resource constraints.

        SEASONALITY

        Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

        INFLATION

        The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 1997.

        FORWARD LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as a amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things; (i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from its acquisition strategy; (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to (i) each member of the Company's Board of Directors (the "Board"), (ii) each executive officer of the Company and (iii) certain key employees of the Company.

NAME                     AGE           POSITION
------------------------------------------------------------------------------
Kenneth A. Hendricks.... 56    President, Chief Executive Officer and Director
Diane Hendricks......... 50    Executive Vice President, Secretary and Director
Kendra Story............ 38    Chief Financial Officer, Treasurer and Director
Jeffrey Stentz.......... 37    Director of Acquisitions
Robert Bartels.......... 49    Vice President-Operations
Gil Aleman.............. 54    Director
Kent Nelson............. 53    Director

        Kenneth A. Hendricks has served as President, Chief Executive Officer and a director of the Company since its inception in June 1982. Mr. Hendricks is also President of Amcraft and Chairman of the Board of Mule-Hide. Prior to 1982, Mr. Hendricks was the owner and operator of a number of successful exterior building contracting businesses and real estate businesses. Mr. Hendricks is a member of the board of directors of Blackhawk Bancorp, Inc.

        Diane Hendricks has served as Executive Vice President, Secretary and a director of the Company since its inception. Ms. Hendricks is also President of American Patriot Insurance Agency, Inc. Ms. Hendricks is primarily responsible for overseeing insurance, personnel matters, bonus programs, profit sharing and legal matters for the Company.

        Kendra Story has served as the Chief Financial Officer, Treasurer and a director of the Company since its inception. Ms. Story is primarily responsible for overseeing finance, accounting, internal audit and inventory management for the Company.

        Robert Bartels has served as the Company's Vice President-Operations since September of 1997, prior to then, he was the Director of Purchasing. From 1992 to 1996, Mr. Bartels served as national marketing and sales director for Globe Industries Incorporated and IKO Industries, Inc., each of which is a manufacturer of roofing materials. From 1971 to 1992, Mr. Bartels was employed by The Celotex Corporation, a manufacturer of roofing and siding products, in a variety of positions with increasing responsibility, most recently as vice president of sales.

        Jeffrey Stentz has served as the Company's Director of Acquisitions since 1995. From 1993 to 1995, Mr. Stentz served as chief financial officer of PDQ Food Stores, Inc., a privately owned convenience food store chain. Prior to that time, Mr. Stentz was a senior lending officer at Valley Bank and a credit analyst at NBD Bank and at First Interstate Bancorp.

        Gil Aleman has served as a director of the Company since 1997. Mr. Aleman is recently retired from Jim Walter Corporation, where he served as President of its Celotex roofing division from 1985 to 1997. Prior to 1985, Mr. Aleman served as President of Jim Walter Window Components, a division of Jim Walter Corporation.

        Kent Nelson has served as a director of the Company since 1997. Mr. Nelson has been Managing Director and a member of the Executive Committee of Aon Risk Services, Inc., an insurance company, since 1989, and is an adjunct professor at the Management Graduate School of Business of Northern Illinois University.

        Kenneth and Diane Hendricks are husband and wife. Kendra Story is a daughter of Mr. Hendricks.

ITEM 11.  EXECUTIVE COMPENSATION

        The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 1997 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1997.

                                                             All Other
Name and Principal Position         Annual Compensation   Compensation (1)
--------------------------------------------------------------------------
                                    Annual       Bonus
                                   ---------------------
Kenneth A. Hendricks.............  $999,989     $     -       $6,133
 President, Chief Executive
 Officer and Director

Diane Hendricks..................   200,000           -        5,618
 Executive Vice President,
 Secretary and Director

Kendra Story.....................   151,308      26,733        4,864
 Treasurer, Chief Financial
 Officer and Director

Robert Bartels...................   138,462      25,000        2,200
 Vice President - Operations

Jeffrey Stentz...................   109,165      50,000        3,880
 Director of Acquisitions

(1) Consists of estimated amounts paid by the Company for automobiles and for matching payments under the Company's 401(k) Profit Sharing Plan, respectively, as follows: Mr. Hendricks--$2,775 and $3,358; Ms. Hendricks--$2,200 and $3,418; Ms. Story--$2,200 and $2,664; Mr.
        Bartels--$2,200 and $0; and Mr. Stentz--$2,200 and $1,680.

        For a description of the employment agreement to be entered into between Mr. Hendricks and the Company, see "Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of the Company's capital stock is owned beneficially and of record by the Company's founder, President and Chief Executive Officer. There are no outstanding options or other rights to purchase any shares of the Company's capital stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        ABC transacts business with a number of entities, including Corporate Contractors, Inc. ("CCI"), ABC Express, Inc. ("Express"), Water Tower Industrial Properties ("Water Tower"), Hendricks Commercial Properties ("HCP"), Hendricks Carolina Properties, L.L.C. ("Carolina"), Patriot, Ltd. ("Patriot") and American Patriot Insurance Agency, Inc. ("APIA") (collectively, the "Related Entities"), which are owned by ABC's sole stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Express provides transportation services for the Company. The Company leases properties from Water Tower, Carolina and HCP. The Company believes that the transactions between ABC and the Related Entities have generally been conducted on an arm's-length basis.

        In connection with certain of the Company's acquisitions, the Company's sole stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 1997 was approximately $7.3 million. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. The Company's debt agreements will permit it to lend additional amounts to Mr. Hendricks in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its bank borrowings. The maximum amount of such borrowings at any time during the three years ended December 31, 1997, occurred in April 1997 and aggregated $8.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Description of the Notes--Certain Covenants--Restricted Payments."

        As described above, as of December 31, 1997, the Company leased 83 facilities from Mr. Hendricks or his affiliates. For the year ended December 31, 1997, the Company paid $7.4 million in lease payments to Mr. Hendricks or his affiliates in respect of such properties. During 1997, the Company entered into a series of amended leases with lease terms of at least ten years for such properties. Annual payments due under such leases will be based on the prevailing market rates in the areas in which such properties are located and will be adjusted annually to reflect changes in the consumer price index.

        As of December 31, 1997, 1996 and 1995, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $3.7 million, $3.9 million and $2.7 million, respectively. Such guarantees and letters of credit are primarily related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in July 1996 and aggregated $4.0 million.

        Patriot, an insurance company owned by Mr. Hendricks and his spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third party insurance carriers. APIA serves as a broker with respect to insurance facilities for the Company and the Related Entities. The Company paid Patriot, net of reimbursements, $5.9 million, $5.3 million and $5.2 million in 1997, 1996 and 1995, respectively, for reported and unreported claim liabilities (as determined by an unrelated third- party claims adjusting service) that are not the subject of reinsurance, as well as costs of reinsurance premiums and other related costs.

        During 1997, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Hendricks which will provide for an annual salary of $1.0 million, subject to annual increases, if approved by a majority of ABC's disinterested directors, of up to 20.0% of his salary in the preceding year. The Employment Agreement will be for a term of three years, renewable annually thereafter upon the mutual agreement of the Company and Mr. Hendricks.

        The Company has entered into a Tax Allocation Agreement with Mr. Hendricks pursuant to which he will receive distributions from each of the Company and its wholly owned subsidiaries with respect to taxes payable by Mr. Hendricks associated with the operations of each entity.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1.) FINANCIAL STATEMENTS


AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.


                                                                  PAGE
                                                                  ----
Report of Ernst & Young LLP, Independent Auditors................  17
Consolidated Balance Sheets as of December 31, 1997 and 1996.....  18
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995...............................  19
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1997, 1996 and 1995.........................  20
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995................................  21
Notes to Consolidated Financial Statements.......................  22



        (2.)  FINANCIAL STATEMENT SCHEDULE

        Schedule II - Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

        (3.)  LISTING OF EXHIBITS

        Exhibit 27 - Financial Data Schedule

(b)  CURRENT REPORTS ON FORM 8-K:

        During the fourth quarter ended December 31, 1997, the Company filed Form 8-K dated November 17, 1997 relating to its acquisition of Champ Industries, Inc. Item 2, "Acquisition or Disposition of Assets" was filed on November 17, 1997, and Item 7, "Financial Statements and Exhibits," was filed by amendment subsequent to December 31, 1997.

(c)  EXHIBITS:

        See Exhibit Index submitted as a separate section of this report.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
American Builders & Contractors Supply Co., Inc.

        We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therin.


                                                 ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 25, 1998

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                        -----------------------------
                                             1997             1996
                                        -----------------------------
ASSETS
Current assets:
   Cash................................ $  4,139,758      $ 2,630,337
   Accounts receivable, less
    allowance for doubtful accounts
    of $5,949,000--1997 and
    $4,325,000--1996...................  143,105,577       92,360,063
   Inventories.........................  128,846,638       95,778,586
   Prepaid expenses and other..........    3,762,591        1,544,128
                                        -----------------------------
      Total current assets.............  279,854,564      192,313,114
Property and equipment, net (Note 4)...   71,614,380       49,944,290
Net receivable from sole
 stockholder (Note 6)..................    7,328,218        5,149,185
Goodwill, net of accumulated
 amortization of $500,089--1997 and
 $112,817--1996........................   41,732,490        2,947,183
Other intangible assets, net of
 accumulated amortization of
 $786,522--1997 and
 $410,246--1996........................    7,987,953          363,963
Security deposits......................    1,025,844        1,117,855
Other assets...........................       78,246          112,723
                                        -----------------------------
                                        $409,621,695     $251,948,313
                                        =============================
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable.................... $ 78,489,098     $ 57,700,357
   Accrued liabilities.................   21,994,354       14,104,151
   Current portion of long-term
    debt (Note 3)......................    6,140,688        8,519,814
                                        -----------------------------
     Total current liabilities.........  106,624,140       80,324,322
Long-term debt (Note 3)................  281,205,914      139,663,817
Commitments and contingent liabilities
 (Notes 5, 6 and 7)
Stockholder's equity:
   Common stock  no par value; 10,000
    shares authorized, 147.04
    shares issued and outstanding......      109,001          109,001
    Additional paid-in capital.........    1,755,054        1,215,053
    Retained earnings..................   19,927,586       30,636,120
                                        -----------------------------
     Total stockholder's equity........   21,791,641       31,960,174
                                        -----------------------------
                                        $409,621,695     $251,948,313
                                        =============================

See accompanying notes.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                   CONSOLIDATED STATEMENTS OF INCOME


                                               YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                        1997            1996            1995
                                    --------------------------------------------
Net sales.......................... $959,321,241    $789,102,559    $638,821,047
Cost of sales......................  744,186,017     615,626,559     501,026,597
                                    --------------------------------------------
Gross profit.......................  215,135,224     173,476,000     137,794,450
Operating expenses:
  Distribution centers (Note 5)....  180,158,358     140,108,749     110,783,470
  General and administrative.......   13,896,888      11,878,553      10,383,029
  Amortization of intangible assets      746,875         328,614         168,745
                                    --------------------------------------------
                                     194,802,121     152,315,916     121,335,244
                                    --------------------------------------------
Operating income...................   20,333,103      21,160,084      16,459,206
Other income (expense):
  Interest income..................      469,645         689,205         652,978
  Interest expense.................  (16,949,586)    (11,146,057)     (9,745,252)
                                    --------------------------------------------
                                     (16,479,941)    (10,456,852)     (9,092,274)
                                    --------------------------------------------
Income before provision for
 income taxes......................    3,853,162      10,703,232       7,366,932
Provision for income taxes.........      310,838         329,509         338,386
                                    --------------------------------------------
Net income......................... $  3,542,324    $ 10,373,723    $  7,028,546
                                    ============================================





                        See accompanying notes.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                     COMMON       ADDITIONAL      RETAINED       TOTAL STOCK-
                                     STOCK      PAID-IN CAPITAL   EARNINGS      HOLDER'S EQUITY
                                    -----------------------------------------------------------
Balance at December 31, 1994......  $109,001       $1,215,053    $20,702,521     $ 22,026,575
Net income........................         -                -      7,028,546        7,028,546
Distributions to sole stockholder.         -                -     (3,530,897)      (3,530,897)
                                    ---------------------------------------------------------
Balance at December 31, 1995......   109,001        1,215,053     24,200,170       25,524,224
Net income........................         -                -     10,373,723       10,373,723
Distributions to sole stockholder.         -                -     (3,937,773)      (3,937,773)
                                    ---------------------------------------------------------
Balance at December 31, 1996......   109,001        1,215,053     30,636,120       31,960,174
Net income........................         -                -      3,542,324        3,542,324
Contributions by sole stockholder.         -          540,001              -          540,001
Distributions to sole stockholder.         -                -    (14,250,858)     (14,250,858)
                                    ---------------------------------------------------------
Balance at December 31, 1997......  $109,001       $1,755,054    $19,927,586      $21,791,641
                                    =========================================================

                        See accompanying notes.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                    1997               1996              1995
                                              --------------------------------------------------
OPERATING ACTIVITIES
Net income................................... $   3,542,324        $10,373,723      $  7,028,546
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
    Depreciation.............................    11,116,823          8,750,803         6,639,351
    Amortization.............................       746,875            328,614           168,745
    Amortization of deferred financing costs.       232,628                  -                 -
    Provision for doubtful accounts..........     4,463,785          3,603,631         3,164,991
    Loss on disposal of property and equipment      305,934             17,412           103,428
    Change in operating assets and liabilities:
       Accounts receivable...................   (12,972,988)       (18,328,728)      (19,061,181)
       Inventories...........................    (2,979,764)        (9,832,405)      (13,033,846)
       Prepaid expenses and other............    (1,855,197)          (142,212)         (101,276)
       Security deposits.....................       295,587           (570,341)          (77,921)
       Other assets..........................       843,321           (179,614)         (143,021)
       Accounts payable......................    (9,061,854)         7,961,040         6,929,014
       Accrued liabilities...................     3,627,663          2,774,544         2,101,027
                                              --------------------------------------------------
         Cash provided by (used in)
          operating activities...............    (1,694,863)         4,756,467        (6,282,143)
INVESTING ACTIVITIES
Additions to property and equipment..........   (25,346,559)       (14,697,361)      (19,922,034)
Proceeds from disposal of property
 and equipment...............................       528,222            688,209           445,121
Acquisition of businesses....................   (86,687,666)       (12,684,977)       (5,571,511)
                                              --------------------------------------------------
         Cash used in investing activities...  (111,506,003)       (26,694,129)      (25,048,424)
FINANCING ACTIVITIES
Net borrowings under line of credit..........    47,284,907         23,381,086        23,524,699
Proceeds from long-term debt.................   100,109,172          9,734,539        14,983,005
Payments on long-term debt...................   (13,221,806)        (6,175,029)       (4,147,483)
Net change in receivable from/payable to
 sole stockholder............................    (1,639,033)        (1,177,384)        1,487,500
Distributions paid to sole stockholder.......   (14,250,858)        (3,937,773)       (3,530,897)
Deferred financing costs.....................    (3,572,095)                 -                 -
                                              --------------------------------------------------
         Cash provided by financing activities  114,710,287         21,825,439        32,316,824
                                              --------------------------------------------------
Net increase (decrease) in cash..............     1,509,421           (112,223)          986,257
         Cash at beginning of year...........     2,630,337          2,742,560         1,756,303
                                              --------------------------------------------------
         Cash at end of year................. $   4,139,758      $   2,630,337     $   2,742,560
                                              ==================================================
Supplemental disclosures of cash flow
 information are as follows:
         Cash paid for interest.............. $  15,246,275      $  10,982,497     $   9,355,205
         Cash paid for income taxes..........       382,475            345,459           344,151


                        See accompanying notes.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS

        The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC or the Company) and its wholly owned subsidiaries, Mule-Hide Products Co., Inc. (Mule-Hide), and Amcraft Building Products Co., Inc. (Amcraft). During 1997, Mule- Hide and Amcraft, which previously were owned by ABC's sole stockholder, were contributed to ABC. At the same time, Hendricks Real Estate Properties, Inc., which was also owned by ABC's sole stockholder, was merged into ABC. These transactions were transfers among entities under common control and, accordingly, were accounted for using historical costs in a manner similar to that in pooling of interests accounting (i.e. including retroactive combination).

        The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 205, 157 and 126 distribution center locations at December 31, 1997, 1996 and 1995, respectively.

        INVENTORIES

        Inventories, which consist primarily of purchased roofing and siding products, are stated at the lower of cost (average cost basis) or market.

        PROPERTY AND EQUIPMENT

        Property and equipment additions (including leasehold improvements) are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease, if shorter. Estimated useful lives are as follows (in years):

        Buildings and Improvements.......... 39 years
        Warehouse equipment................. 5-7 years
        Vehicles............................ 5-10 years
        Office furniture and equipment...... 3-7 years
        Leasehold improvements.............. 5 years or life of
                                             lease, if less

        GOODWILL

        Goodwill recorded in acquisitions of businesses is amortized over 25 to 35 years using the straight-line method.

        OTHER INTANGIBLE ASSETS

        Other intangible assets include non-complete agreements and deferred financing costs, which are amortized over the term of the respective agreements or loans (ranging from 3 to 15 years).

        ADVERTISING

        Advertising costs are expensed in the period incurred. Total advertising expense was $3,895,936, $3,311,658 and $2,481,540 for 1997,
1996 and 1995, respectively.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

        INCOME TAXES

        ABC and its subsidiaries have elected to be treated as Subchapter
S Corporations for federal and state income tax purposes. As a result, the Company's sole stockholder includes the taxable income of ABC and its subsidiaries in his personal income tax returns. Accordingly, with the exception of the amounts described in the following paragraph, the accompanying financial statements include no provision or liability for income taxes.

        Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of $310,838, $329,509 and $338,386 have been made for such income taxes for the years ended December 31, 1997, 1996 and 1995, respectively.

        Net income differs from income currently taxable to the Company's sole stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes; principally inventory costs capitalized, bad debts and depreciation.

        REVENUE RECOGNITION

        The Company recognizes revenue upon delivery of product to the customer, which typically occurs at the Company's distribution center locations.

        LATE PAYMENT CHARGES

        Late payment charges are recorded in connection with past due receivable balances and are reflected as a reduction to the expenses incurred in collecting those accounts, all within distribution center operating expenses.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        RECLASSIFICATIONS

        Certain 1996 and 1995 amounts were reclassified to conform with 1997 presentation.

2. BUSINESS ACQUISITIONS

        All business acquisitions consummated through December 31, 1997 have been accounted for using the purchase method and operations of such acquisitions are included in the Company's financial statements from the respective dates of acquisition.

        1997 Acquisitions

        On November 3, 1997, the Company acquired the stock or assets of five corporations affiliated with Champ Industries, Inc. (Champ) for a purchase price of approximately $61 million, which included the pay-off of certain
Champ debt and direct acquisition costs. Champ was engaged primarily in the wholesale distribution and sale of roofing material and supplies (primarily in Texas and California). The excess of cost over the fair value of the net assets acquired, which approximated $36 million, is being amortized on a straight line basis over 35 years. The allocation of the purchase price of Champ is tentative pending completion of determing the closing net worth adjustment. Subsequent to the business combination, the Champ entities acquired through stock acquisitions were merged into the Company.

                       AMERICAN BUILDERS & CONTRACTORS
   SUPPLY CO., INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

        On May 19, 1997, the Company acquired certain assets and assumed certain liabilites of Viking Products, Inc. and certain assets of Viking Aluminum Products, Inc. (collectively, Viking). The purchase price was approximately $26 million, which included a $3,000,000 seller note. Viking was a regional distributor of residential roofing, siding and window products to customers located primarily in the northeastern U.S. The excess of cost over the fair value of the net assets acquired, which approximated $2.85 million, is being amortized on a straight line basis over 25 years.

        During 1997, the Company also made several other relatively small acquisitions with an aggregate cost of approximately $3.5 million.

        1996 and 1995 Acquisitions

        During the year ended December 31, 1996, ABC acquired the inventory, accounts receivable and fixed assets of seventeen locations for a total purchase price of approximately $15,205,000. In connection with these transactions, the Company recorded $2,510,000 in goodwill.

        During the year ended December 31, 1995, ABC acquired the inventory, accounts receivable and fixed assets of eleven locations for a total purchase price of approximately $5,905,000. In connection with these transactions, the Company recorded $550,000 in goodwill.

        A summary of the purchase allocation for the acquisitions is as follows:

                                 1997          1996         1995
                            ---------------------------------------
Fixed assets............... $  8,274,510   $ 1,527,716   $  573,744
Inventories................   30,088,288     6,649,324    3,743,218
Accounts receivable........   42,236,311     4,502,460    1,031,452
Other......................    1,575,473        15,529        6,097
Goodwill and other
 intangible assets.........   43,616,917     2,510,000      550,000
                            ---------------------------------------
                             125,791,499    15,205,029    5,904,511
Less: seller notes.........   (3,150,000)   (2,520,052)    (333,000)
      liabilities assumed..  (35,953,833)            -            -
                            ---------------------------------------
Net effect on cash......... $ 86,687,666   $12,684,977   $5,571,511
                            =======================================

        Pro Forma Results

        Pro forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming the 1997 purchase of Champ had been consummated as of January 1, 1996, are as follows:

                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------
                                              1997          1996
                                        ----------------------------
Net sales.............................. $1,132,877,000  $986,611,000
Net income.............................      6,229,000    13,730,000

        Unaudited pro forma financial information for other acquisitions is not presented because those acquisitions did not have a material impact on the Company's results of operations.

        The pro forma results do not purport to represent what the Company's net sales or net income would actually have been if the acquisiton in fact had occurred at the beginning of the periods indicated.

                             AMERICAN BUILDERS &
         CONTRACTORS SUPPLY CO., INC. NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS--(Continued)



3. LONG-TERM DEBT

        Long-term debt consists of the following:

                                                      DECEMBER 31,
                                              ----------------------------
                                                  1997            1996
                                              ----------------------------
Notes payable to banks under Revolver........ $163,765,015    $116,480,109
Installment loans on vehicles and equipment..   14,445,027      21,855,748
Mortgage notes payable on real estate........    6,235,998       6,619,524
Other notes payable..........................    2,249,873       3,228,250
Capital lease obligations....................      650,689               -
Senior subordinated notes....................  100,000,000               -
                                              ----------------------------
                                               287,346,602     148,183,631
Less current maturities......................    6,140,688       8,519,814
                                              ----------------------------
                                              $281,205,914    $139,663,817
                                              ============================

        In May 1997, ABC issued $100,000,000 of 10 5/8% Senior Subordinated Notes due 2007, for which it received net proceeds of approximately $96,500,000 after deducting expenses and commissions. Net proceeds of $10,000,000 were distributed to the Company's sole stockholder, who simultaneously repaid to the Company approximately $8,200,000 million of net borrowings. The remainder of the net proceeds combined with the repayments of the net stockholder advances approximated $94,700,000 and was used to repay indebtedness outstanding under the Revolver.

        ABC has a financing agreement with a group of banks (Revolver) which expires on June 30, 2000, under which ABC may borrow, on a revolving credit basis, up to a maximum of $200,000,000 based on a percentage of eligible accounts receivable and eligible inventory. Interest on the Revolver at December 31, 1997 was largely based on LIBOR (6.0%) plus 1.25%. The weighted average interest rate on all borrowings outstanding under the Revolver at December 31, 1997 was 7.4%.

        The agreement contains various covenants, including provisions that place restrictions on ABC's ability to merge or sell its business, sell assets, make investments other than in the ordinary course of business, repurchase stock, or pay dividends. Additional provisions require ABC to maintain specified tangible net worth and cash flow amounts and require that ABC's current sole stockholder continue to own at least 51% of the Company's stock. The agreement also includes a prepayment fee.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

        The mortgage notes payable relate to ABC's corporate offices, and are due in monthly principal and interest installments of approximately $50,000 through April 2002, with a final maturity date of May 31, 2002. Interest on the mortgage notes is computed at 8.75% through October 31, 1997, with variable interest thereafter based on an average yield of one-year U.S. Treasury securities plus 3.5%.

        The Company has various other installment loans, notes payable and capital lease obligations with maturity dates ranging from 1998 through 2002, and interest rates ranging from 7.76% to 10.0% on the installment loans and other notes payable and 3.36% to 17.0% on the capital lease obligations. Substantially all of the Company's assets are collateral for Company indebtedness.


        Future maturities of long-term debt as of December 31, 1997, are as follows:

                                                       AMOUNT
                                                   ------------
                        Year Ending December 31,
                        1998...............        $  6,140,688
                        1999...............           5,877,674
                        2000...............         168,565,529
                        2001...............           1,563,416
                        2002...............           5,199,295
                        Thereafter.........         100,000,000
                                                   ------------
                                                   $287,346,602
                                                   ============

4. PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following:

                                        December 31,
                                ---------------------------
                                     1997           1996
                                ---------------------------
Land........................... $  3,607,692    $ 1,915,519
Buildings and improvements.....   12,948,995     10,889,390
Warehouse equipment............    9,067,216      7,045,874
Vehicles.......................   60,305,121     39,914,661
Office furniture and equipment.   11,063,481      8,482,177
Leasehold improvements.........   12,849,138     10,696,340
                                ---------------------------
                                 109,841,643     78,943,961
Less accumulated depreciation..   38,227,263     28,999,671
                                ---------------------------
                                $ 71,614,380    $49,944,290
                                ===========================

5. LEASE COMMITMENTS

        ABC conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2007. Generally, the leases provide that ABC pay all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require ABC to pay real estate taxes.

        As of December 31, 1997, the real estate for 83 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was $7,393,000, $6,249,000 and $4,629,000 and for the years ended December 31, 1997, 1996 and 1995, respectively.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

        Rent expense under all leases totaled $16,998,000, $12,592,000, and $9,838,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental payments required as of December 31, 1997, under leases with an original term of more than one year are as follows:

                                                      AMOUNT
                                                    -----------
                        Year ending December 31,
                        1998....................... $18,604,248
                        1999.......................  14,669,664
                        2000.......................  12,333,371
                        2001.......................  10,745,404
                        2002.......................   9,166,448
                        Thereafter.................  29,381,718
                        Future minimum payments     -----------
                                required........... $94,900,853

6. RELATED-PARTY TRANSACTIONS

        The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows for the reporting periods:

                                        DECEMBER 31,
                          --------------------------------------
                              1997         1996          1995
                          --------------------------------------
Accounts receivable...... $   27,433    $  288,024    $  281,809
Security deposits........    413,767       374,044       374,044
Accounts payable.........      4,336        11,340         4,974
Sales....................    100,165        65,969       172,830
Purchases................     56,442       556,390        65,759
Rent expense--buildings..  7,393,379     6,248,942     4,629,109

        The Company has the following receivables from, and payables to, its sole stockholder:

                           DECEMBER 31,
                   --------------------------
                       1997           1996
                   --------------------------
Receivables....... $7,328,218      $7,304,164
Payables..........          -      (2,154,979)
                   --------------------------
                   $7,328,218      $5,149,185
                   ==========================

        Interest on the receivables and payables is charged/incurred at a rate comparable to the interest rate ABC pays on its Revolver and was as follows:

                              YEAR ENDED DECEMBER 31,
                          1997         1996         1995
                        ----------------------------------
Interest income........ $465,872    $ 627,751    $ 628,908
Interest expense.......  (20,121)    (239,397)    (207,823)
                        ----------------------------------
                        $445,751    $ 388,354    $ 421,085
                        ==================================

        At December 31, 1997 and 1996, the Company had guaranteed debt of the sole stockholder in the amounts of $2,029,000 and $3,616,000, respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $1,626,000 and $300,000 at December 31, 1997 and 1996, respectively, with respect to debt of the sole stockholder and his affiliates.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

        An insurance company, owned by the sole stockholder, provides property and casualty insurance, including workers compensation insurance, to the Company. The Company paid the insurance company for reported and unreported claim liabilities, net of reimbursements, as determined by an unrelated third- party claims adjusting service, amounting to $5,860,605, $5,256,000 and $5,175,000 in 1997, 1996 and
1995, respectively.

7. LITIGATION

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

8. EMPLOYEE BENEFIT PLAN

        The Company sponsors a 401(k) plan covering substantially all employees. The Company may make elective contributions. Discretionary contributions of $924,000, $716,000 and $614,000 were made for 1997,
1996 and 1995, respectively.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of the Company's financial instruments, which consist of cash, accounts receivable, accounts payable and borrowings, approximates their fair value at both December 31, 1997 and 1996.

        Substantially all of the Company's accounts receivable are due from contractors located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and projects, where applicable. Credit losses are provided for in the financial statements and have consistently been within management's expectations.

10. SUMMARIZED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

        The following is summarized aggregated financial information for Mule-Hide and Amcraft, both of which fully, unconditionally, jointly, and severally guarantee the $100 million of Senior Subordinated Notes issued by ABC. The amounts are before consolidated level elimination entries (i.e. sales to ABC and accounts receivable from ABC are eliminated in consolidation but are separately shown below; all other amounts are unaffected). Separate financial statements of the guarantors are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                 DECEMBER 31,
                                               1997          1996
                                           -------------------------
        Current assets:
        Accounts receivable from ABC...... $ 2,355,004   $ 1,165,462
        Other current assets-third parties   3,950,487     4,088,947
                                           -------------------------
           Total..........................   6,305,491     5,254,409
        Noncurrent assets.................     707,312     1,340,694
        Current liabilities...............  (6,894,655)   (6,471,068)
        Noncurrent liabilities............           -      (653,148)

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                  YEAR ENDED DECEMBER 31,
                            1997            1996           1995
                        -------------------------------------------
Net sales:
  To ABC............... $38,172,755     $33,922,487     $27,034,490
  To third parties.....   5,869,444       5,532,971       4,853,632
                        -------------------------------------------
            Total......  44,042,199      39,455,458      31,888,122
Gross profit...........   7,572,577       6,784,164       5,483,012
Net income.............   1,593,119       1,577,620         772,841


                              INDEX TO EXHIBITS

3.1 Certificate of Incorporation of the Company (Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

3.2 By-laws of the Company (Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

3.3 Articles of Incorporation of Mule-Hide (Incorporated by reference to exhibit 3.3 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

3.4 By-laws of Mule-Hide (Incorporated by reference to exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

3.5 Certificate of Incorporation of Amcraft (Incorporated by reference to exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

3.6 By-laws of Amcraft (Incorporated by reference to exhibit 3.6 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.1 Employment Agreement,dated as of May 1, 1997, between the Company and Kenneth A. Hendricks (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.2 Tax Allocation Agreement, dated as of May 1, 1997, among the Company, Mule-Hide and Amcraft and Kenneth A. Hendricks (Incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.3 Form of lease agreement between the Company and Hendricks Real Estate Properties and schedule of lease terms for all properties leased pursuant thereto (Incorporated by reference to exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.4 Amended and Restated Loan and Security Agreement among American National Bank and Trust Company of Chicago, NationsBank of Texas, N.A., Bankamerica Business Credit, Inc. and the Company, as amended to date (the "Credit Agreement") (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.5 Amended and Restated Patent, Trademark and License Mortgage by the Company in favor of NationsBank of Texas, N.A., as agent for the lenders under the Credit Agreement, as amended (Incorporated by reference to exhibit 10.7 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.6 Amended and Restated Limited Guaranty Agreement between Kenneth A. Hendricks, dated as of February 8, 1996, in favor of NationsBank of Texas, N.A., individually or as agent for the lenders under the Credit Agreement (Incorporated by reference to exhibit 10.8 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.7 Continuing Guarantee Agreement, dated July 20, 1996, between Mule-Hide and Heritage for the benefit of Kenneth A. Hendricks (Incorporated by reference to exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.8 Guaranty dated December 22, 1992, between the Company and Transohio Savings Bank, for the benefit of Kenneth A. Hendricks (Incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.9 Guaranty dated December 22, 1996, between the Company and MetLife Capital Corporation for the benefit of Kenneth A. Hendricks
      (Incorporated by reference to exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

10.10 Employment Agreement, dated as of August 1, 1997, between the Company and Jeffrey Stentz.

10.11 Tenth Amendment to the Amended and Restated Loan and Security Agreement between NationsBank of Texas, N.A. and the Company, as amended to date (the "Credit Agreement")

10.12 Eleventh Amendment to the Amended and Restated Loan and Security Agreement between NationsBank of Texas, N.A. and the Company, as amended to date (the "Credit Aggrement)

21.1 Subsidiaries of the Company, Mule-Hide and Amcraft (Incorporated by reference to exhibit 21.1 to the Company's Registration Statement on Form S-4 (File No. 33-26991)).

27.1  Financial Data Schedule.

            AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

               Years ended December 31, 1997, 1996, 1995

                                                               Additions
                                                               Charged to
                                     Balance at   Additions      Other
                                     beginning    charged to    Accounts     Deductions    Balance at
Description                           of year      expense         (2)           (1)       end of year
------------------------------------------------------------------------------------------------------
Accounts Receivable--Allowance for
doubtful accounts:
1997............................... $4,325,000    $4,464,000   $1,733,000    $4,573,000    $5,949,000
1996...............................  3,904,000     3,604,000            -     3,183,000     4,325,000
1995...............................  3,393,000     3,165,000            -     2,654,000     3,904,000

(1) Consist of charge-offs, net of recoveries
(2) Allowance for doubtful accounts recorded in connection with acquisitions

  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on 3/30, 1998.
                         AMERICAN BUILDERS AND CONTRACTORS SUPPLY
                         CO. INC.
                            /s/ Kendra A. Story
                         By:___________________________________
                            Kendra A. Story
                            Chief Financial Officer, Treasurer