Form 10-Q
period 1998-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1998-05-14
CIK 1039096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                             Commission File No. 33-26991
                                                                 --------

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                      AMCRAFT BUILDING PRODUCTS CO., INC.
                          MULE-HIDE PRODUCTS CO., INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                        5033                 39-1413708
            DELAWARE                        5033                 39-1701778
            TEXAS                           5033                 62-1277211
(State or other jurisdiction of   (Primary Standard          (I.R.S. Employer
incorporation or organization)    Industrial Classification  Identification No.)
                                  Code Number)

One ABC Parkway
Beloit, Wisconsin                                                  53511
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code (608) 362-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 147.04 shares as of April 30, 1998

Index

      American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
 Condensed consolidated balance sheets--March 31, 1998 and December 31, 1997 Condensed consolidated statements of operations and retained earnings--Three months ended March 31, 1998 and 1997
 Condensed consolidated statements of cash flows--Three months ended March 31,
   1998 and 1997
Notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)

                                              December 31,     March 31,
                                                  1997           1998
ASSETS
Current assets:
   Cash                                       $  4,140,000  $    242,000
    Accounts receivable                        143,106,000   138,562,000
    Inventories                                128,847,000   177,369,000
    Prepaid expenses and other                   3,763,000     3,978,000
                                              ------------  ------------
    Total current assets                       279,856,000   320,151,000

Property and equipment, net                   $ 71,614,000  $ 72,244,000
Net receivable from sole stockholder             7,328,000     7,426,000
Intangible assets, net                           7,988,000     7,772,000
Goodwill                                        41,732,000    42,403,000
Security deposits                                1,026,000     1,069,000
Other assets                                        78,000       402,000
                                              ------------  ------------
                                              $409,622,000  $451,467,000
                                              ============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Trade accounts payable                    $ 78,489,000  $135,938,000
    Other payables and accrued liabilities      21,994,000    25,964,000
    Current portion of long-term debt            6,141,000     6,141,000
                                              ------------  ------------
    Total current liabilities                  106,624,000   168,043,000

Long-term debt                                 281,206,000   275,569,000

Contingent liabilities (Note 2)
Stockholder's equity:
    Common stock                                   109,000       109,000
    Additional paid-in capital                   1,755,000     1,755,000
    Retained earnings                           19,928,000     5,991,000
                                              ------------  ------------
    Total stockholder's equity                  21,792,000     7,855,000
                                              ------------  ------------
                                              $409,622,000  $451,467,000
                                              ============  ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements Of Operations And Retained Earnings
                                  (Unaudited)


                                              Three months ended
                                                   March 31

                                             1997             1998
Net sales                                $162,772,000     $215,365,000
Cost of sales                             126,789,000      166,371,000
Gross profit                               35,983,000       48,994,000
                                         ------------     ------------
Operating expenses:
   Distribution centers                    36,610,000       52,218,000
   General and administrative               3,532,000        4,177,000
   Amortization of intangibles                 80,000          439,000
                                         ------------     ------------
                                           40,222,000       56,834,000
                                         ------------     ------------
Operating loss                             (4,239,000)      (7,840,000)

Other income (expense):
   Interest income                            165,000          161,000
   Interest expense                        (2,898,000)      (6,231,000)
                                         ------------     ------------
                                           (2,733,000)      (6,070,000)
                                         ------------     ------------
Loss before provision for
   income taxes                            (6,972,000)     (13,910,000)
Provision for income taxes                     32,000           27,000
                                         ------------     ------------
Net loss                                   (7,004,000)     (13,937,000)
Retained earnings at beginning
   of year                                 30,636,000       19,928,000
Distributions to sole stockholder             (57,000)               0
                                         ------------     ------------
Retained earnings at end of period       $ 23,575,000     $  5,991,000
                                         ============     ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                         Three months ended
                                                              March 31
                                                         1997           1998
Operating activities
Net loss                                            $ (7,004,000)  $(13,937,000)
Adjustments to reconcile net loss to
    cash provided by operating activities:
         Depreciation                                  2,406,000      3,344,000
         Amortization of intangibles                      80,000        439,000
         Amortization of deferred financing costs              0        106,000
         Provision for doubtful accounts                 967,000      1,486,000
         (Gain) loss on disposal of property and
         equipment                                        30,000        (18,000)
         Change in operating assets and liabilities:
             Accounts receivable                      (1,576,000)     3,441,000
             Inventories                             (41,150,000)   (47,917,000)
             Prepaid expenses and other                 (289,000)      (215,000)
             Security deposits                           (72,000)       (43,000)
             Other assets                               (113,000)      (323,000)
             Trade accounts payable                   51,958,000     57,449,000
             Accrued liabilities                       1,556,000      3,970,000
                                                    ------------   ------------
         Cash provided by operating activities         6,793,000      7,782,000

Investing activities
    Additions to property and equipment               (4,368,000)    (3,816,000)
    Proceeds from disposal of property and equipment      86,000        144,000
    Acquisitions of businesses                          (395,000)    (2,273,000)
                                                                   ------------
         Cash used in investing activities            (4,677,000)    (5,945,000)

Financing activities
Net payments under line of credit                       (372,000)    (3,642,000)
Proceeds from notes payable                               85,000              0
Payments on notes payable                             (2,156,000)    (1,995,000)
Net change in receivable from sole stockholder        (1,328,000)       (98,000)
Distributions to sole stockholder                        (57,000)             0
                                                    ------------   ------------
         Cash used in  financing activities           (3,828,000)    (5,735,000)
                                                    ------------   ------------
Net decrease in cash                                  (1,712,000)    (3,898,000)
         Cash at beginning of period                   2,630,000      4,140,000
                                                    ------------   ------------
         Cash at end of period                      $    918,000   $    242,000
                                                    ============   ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.

2. Contingent Liabilities

     At December 31, 1997 and March 31, 1998, the Company had guaranteed debt of the sole stockholder in the amounts of $2,029,000 and $2,007,000, respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $1,626,000 and $2,226,000 at December 31, 1997 and March 31, 1998, respectively, with respect to debt of the Company's sole stockholder and his affiliates.

3. Guarantor Subsidiaries

     Amcraft Building Products Co., Inc. and Mule-Hide Products Co., Inc. (the Guarantor Subsidiaries) are wholly-owned subsidiaries of ABC and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                      March 31, 1998   December 31, 1997
                                      --------------   ------------------
Current assets:
Accounts receivable from ABC            $ 4,455,000      $ 2,355,000
Other current assets-third parties        2,217,000        3,950,000
                                        -----------      -----------
                  Total                   6,672,000        6,305,000
Noncurrent assets                           665,000          707,000
Current liabilities                      (8,219,000)      (6,895,000)
Noncurrent liabilities                            -                -


                                       Three Months     Three Months
                                          Ended            Ended
                                      March 31, 1998   March 31, 1997
                                      --------------   --------------

Net sales:
   To ABC                               $10,395,000      $ 9,702,000
   To third parties                       1,673,000          688,000
                                        -----------      -----------
                  Total                  12,068,000       10,390,000
Gross profit                              2,216,000        1,879,000
Net income                                  381,000          457,000


4. Comprehensive Income

     The Company's comprehensive loss for the three months ended March 31, 1997 and 1998, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 202 distribution centers located in 40 states as of March 31, 1998.

     Since January 1, 1998, the Company has opened 2 distribution centers and acquired an additional 3 (net of 1 consolidation), as well as consolidating 3 additional distribution centers from previous acquisitions. Also, 5 distribution centers were closed. The results reported herein do not include the results of acquired businesses prior to their acquisition dates.

     Effects of Acquisitions. The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. Results of operations reported herein for each period only include results of operations for acquired businesses from their respective dates of acquisition. Full-year operating results, therefore, could differ materially from that presented. In addition, there has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers. As a result of the Company's ongoing acquisition program, its results of operations have historically reflected, and are likely to continue to reflect, the periodic inclusion of under performing businesses.

     The Company has accounted for its acquisitions to date using the purchase method of accounting. As a result, these acquisitions have affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs are allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the acquisition date. The cost of such assets is then amortized according to the classes of assets acquired and the useful lives thereof. The Company has begun to acquire larger distributors with better operating results, necessitating payment of purchase prices in excess of the fair value of net assets acquired resulting in goodwill, which is amortized over a period of 25 to 35 years. Similar future acquisitions may result in additional amortization expense. In addition, due to the effects of the increased borrowing to finance future acquisitions, the Company's interest expense may increase in future periods.

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

Results of Operations

   The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 1997 and 1998:

                                          Three Months Ended
                                               March 31
                                           1997       1998
                                         ---------  ---------
   Income Statement Data:
       Net Sales                            100.0%     100.0%
       Cost of Sales                         77.9       77.3
                                            -----      -----
       Gross Profit                          22.1       22.7
       Operating expenses:
           Distribution centers              22.5       24.2
           General and administrative         2.2        1.9
           Amortization                       0.0        0.2
                                            -----      -----
           Total operating expense           24.7       26.3
                                            -----      -----
        Operating income                    (2.6)%     (3.6)%
                                            =====      =====

Comparison of the Three month period ended March 31, 1998 to the Three month periods ended March 31, 1997

   The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

   Net sales for the three months ended March 31, 1998 increased by $52.6 million, or 32.3%, to $215.4 million from $162.8 million for the three months ended March 31, 1997. Components of the change in net sales are as follows:

                                     Three Months Ended
                                          March 31
                                                                         %
Distribution Centers                       1997     1998    Increase  Increase
                                          ------  --------  --------  ---------
   In Operation prior to January 1, 1997  $161.9    $166.3     $ 4.4       2.7%
   Acquired in 1997                           --      37.1      37.1        --
   Opened by the Company in 1997              .9      10.2       9.3    1033.3
   Acquired in 1998                           --       1.2       1.2        --
   Opened by the Company in 1998              --       0.6       0.6        --
                                          ------    ------     -----    ------
   Total                                  $162.8    $215.4     $52.6      32.3%
                                          ======    ======     =====    ======

   Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are in part due to introduction of new products such as commercial roofing and siding into certain distribution centers.

   Cost of sales for the three months ended March 31, 1998 increased by $39.6 million, or 31.2%, to $166.4 million from $126.8 million for the three months ended March 31, 1997, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of net sales over the same period to 77.3% in 1998 from 77.9% in 1997, principally due to a higher percentage of warehouse sales versus "direct" sales (direct sales are shipped from ABC's vendors directly to job sites and carry higher cost of sales percentage). And, to a lessor degree due to increased sales of higher margin products such as vinyl siding and windows.

   As a percentage of net sales, distribution center operating expenses increased from 22.5% in 1997 to 24.2% in 1998, due mainly to various costs associated with new locations and the expenses involved in consolidating the locations that were acquired in 1997 with existing locations. As well as, the higher percentage of warehouse sales, which require greater distribution center operating expenses.

   Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. There was a distribution center operating loss for the three months ended March 31, 1998 of $3.2 million compared to a loss of $.6 million for the same period
in 1997.    Components of distribution center operating income and the change therein are as follows:

                                    Three Months Ended
                                         March 31
Distribution Centers                       1997           1998           Change
                                           ----           ----           ------
In operation prior to January 1, 1997      (0.6)          (1.0)          (0.4)
Acquired in 1997                             --           (2.0)          (2.0)
Opened by the Company in 1997               0.0           (0.1)          (0.1)
Acquired in 1998                             --            0.0            0.0
Opened by the Company in 1998                --           (0.1)          (0.1)
                                           ----           ----           ----
                  Total                    (0.6)          (3.2)          (2.6)
                                           ====           ====           ====

   For the three months ended March 31, 1998, general and administrative expenses increased $0.7 million to $4.2 million in 1998 from $3.5 million in the same period of 1997, while decreasing as a percentage of net sales to 1.9% in 1998 compared to 2.2% in 1997.

   Interest expense for the three months ended March 31, 1998 increased by $3.3
million, or    115.0%, to $6.2 million from $2.9 million for the three months ended March 31, 1997, primarily as a result of additional borrowings necessary to fund both 1997 acquisitions and internal growth. The higher interest costs associated with the Company's issuance in May 1997 of $100 million in senior subordinated notes (Notes) also account for some of the increase in interest expense.

Liquidity and Capital Resources

   Cash Flows from Operating Activities. Net cash provided by operations was $6.8 million and $7.8 million for the three months ended March 31, 1997 and 1998, respectively. The increase was due primarily to changes in working capital caused by the timing of payments received or made for trade receivables and payables and inventories, partially offset by a larger net loss.

   Cash Flows from Investing Activities. Net cash used in investing activities was $4.7 million and $5.9 million for the three months ended March 31, 1997 and 1998, respectively. The increased use of cash in 1998 was due mainly to more acquisitions of business in 1998 over 1997.

   Cash Flows from Financing Activities. Net cash used in financing activities was $3.8 million and $5.7 million for the three months ended March 31, 1997 and 1998, respectively due to the payment of debt obligations.

   Liquidity. On May 13, 1998, the Company entered into an Amended and Restated Credit Agreement with its existing lenders to combine the effects of the prior amendments to its existing credit agreement and to increase its revolving credit line to $250 million from $200 million. The Company's principal sources of funds for the forseeable future are anticipated to be cash flows from operating activities and borrowings under its Amended and Restated Credit Agreement.

   The Company believes that these funds will provide the Company with sufficient liquidity and capital resources to meet its financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance its credit agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Seasonality

   Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Part II. Other Information

  (a)    Exhibits

         10.1 Second Amended and Restated Loan and Security Agreement
         27   Financial Data Schedule

Item 6.  Reports on Form 8-K

         During the first quarter ended March 31, 1998, the Company filed a Form 8-K/A dated January 16, 1998 relating to its acquisition of Champ Industries, Inc. Item 2, "Acquisition or Disposition of Assets" was filed on the original Form 8-K on November 17, 1997, and Item 7, "Financial Statements and Exhibits" was filed by amendment on January 16, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              American Builders and Contractors Supply
                                              Co., Inc.



May 15, 1998                           /s/ Kendra A. Story
---------------------     -----------------------------------------------
Date:                                      Kendra A. Story
                                Chief Financial Officer and Director

Exhibit Index


Exhibit No.    Description
-----------    -----------

10.1           Second Amended and Restated Loan and Security Agreement

27             Financial Data Schedule