Form 10-Q
period 1998-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1998-08-13
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended June 30, 1998

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
            -------------------------------------------------------
            (Exact names of registrant as specified in its charter)

       Delaware                         5033                     39-1413708
       Delaware                         5033                     39-1701778
       Texas                            5033                     62-1277211
--------------------------------------------------------------------------------
(State or other jurisdiction of   (Primary Standard          (I.R.S. Employer
incorporation or organization)    Industrial Classification  Identification No.)
                                        Code Number)

One ABC Parkway
Beloit, Wisconsin                                                          53511
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (608) 362-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, 147.04 shares as of July 31, 1998

                                     Index

AMERICAN BUILDERS AND CONTRACTORS SUPPLY CO., INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets-June 30, 1998 and December 31, 1997 Condensed consolidated statements of operations and retained earnings-Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997
     Condensed consolidated statements of cash flows-Six months ended June 30, 1998 and 1997
     Notes to condensed consolidated financial statements- June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1. Financial Information

       American Builders & Contractors Supply Co., Inc. And Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                   June 30,                          December 31,
ASSETS                                                               1998                               1997
                                                            ----------------------             ----------------------
Current Assets:
 Cash                                                       $            3,191,000             $            4,140,000
 Accounts receivable                                                   171,689,000                        143,106,000
 Inventories                                                           168,382,000                        128,847,000
 Prepaids expenses and other                                             5,376,000                          3,763,000
                                                            ----------------------             ----------------------
Total current assets                                                   348,638,000                        279,856,000

Property and equipment, net                                             73,012,000                         71,614,000
Net receivable from sole stockholder                                     5,771,000                          7,328,000
Intangible assets, net                                                   7,647,000                          7,988,000
Goodwill                                                                41,087,000                         41,732,000
Security deposits                                                        1,185,000                          1,026,000
Other assets                                                             1,022,000                             78,000
                                                            ----------------------             ----------------------
                                                                      $478,362,000                       $409,622,000
                                                            ======================             ======================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Trade accounts payable                                     $          136,588,000             $           78,489,000
 Other payables and accrued labilities                                  24,204,000                         21,994,000
 Current portion of long-term debt                                       5,244,000                          6,141,000
                                                            ----------------------             ----------------------
Total current liabilities                                              166,036,000                        106,624,000

Long-term debt                                                         299,713,000                        281,206,000
Contingent liabilities (Note 2)
Stockholders's equity:
 Common stock                                                              109,000                            109,000
 Additional paid-in capital                                              1,755,000                          1,755,000
 Retained earnings                                                      10,749,000                         19,928,000
                                                            ----------------------             ----------------------
Total stockholder's equity                                              12,613,000                         21,792,000
                                                            ----------------------             ----------------------
                                                                      $478,362,000                       $409,622,000
                                                            ======================             ======================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                                 Three months ended                               Six months ended
                                                       June 30                                       June 30
                                         ----------------------------------------     ------------------------------------------
                                                1998                   1997                  1998                    1997
                                         ------------------      ----------------     ------------------      ------------------
Net sales                                $      314,287,000      $    248,511,000     $      529,652,000      $      411,283,000
Cost of sales                                   240,883,000           192,139,000            407,254,000             318,928,000
                                         ---------------------------------------------------------------------------------------
Gross profit                                     73,404,000            56,372,000            122,398,000              92,355,000

Operating expenses:
  Distribution centers                           57,627,000            44,914,000            109,845,000              81,524,000
  General and administrative                      4,212,000             3,885,000              8,388,000               7,417,000
  Amortization of intangibles                       427,000               116,000                867,000                 196,000
                                         ---------------------------------------------------------------------------------------
                                                 62,266,000            48,915,000            119,100,000              89,137,000
Operating income                                 11,138,000             7,457,000              3,298,000               3,218,000

Other income (expense):
  Interest income                                   159,000                79,000                321,000                 245,000
  Interest expense                               (6,490,000)           (3,869,000)           (12,722,000)             (6,768,000)
                                         ------------------      ----------------     ------------------      ------------------
                                                 (6,331,000)           (3,790,000)           (12,401,000)             (6,523,000)
                                         ---------------------------------------------------------------------------------------
Income (loss) before provision
   for income taxes                               4,807,000             3,667,000             (9,103,000)             (3,305,000)
Provision for income taxes                           49,000               124,000                 76,000                 156,000
                                         ---------------------------------------------------------------------------------------
Net income (loss)                                 4,758,000             3,543,000             (9,179,000)             (3,461,000)

Retained earnings at
  beginning of period                             5,991,000            23,575,000             19,928,000              30,636,000
Distributions to sole stockholder                         0           (13,261,000)                     0             (13,318,000)
                                         ---------------------------------------------------------------------------------------
Retained earnings at end of
  period                                 $       10,749,000      $     13,857,000     $       10,749,000      $       13,857,000
                                         ==================      ================     ==================      ==================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                              Six months ended June 30
                                                                          1998                            1997
                                                                 ----------------------          ----------------------
OPERATING ACTIVITIES
Net loss                                                         $           (9,179,000)         $           (3,461,000)
Adjustments to reconcile net loss to cash provided
 by (used in) operating activities:
   Depreciation                                                               6,887,000                       5,017,000
   Amortization of intangibles                                                  867,000                         196,000
   Amortization of deferred financing costs                                     220,000                          53,000
   Provision for doubtful accounts                                            2,883,000                       2,190,000
   Loss on disposal of property and equipment                                   148,000                         130,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (31,083,000)                    (28,583,000)
      Inventories                                                           (38,930,000)                    (37,070,000)
      Prepaid expenses and other                                             (1,613,000)                     (1,279,000)
      Security deposits                                                        (159,000)                       (262,000)
      Other assets                                                           (1,043,000)                     (3,420,000)
      Trade accounts payable                                                 58,098,000                      72,754,000
      Accrued liabilities                                                     2,209,000                       3,053,000
                                                                 ----------------------          ----------------------
Cash provided by (used in) operating activities                             (10,695,000)                      9,318,000

Investing activities
Additions to property and equipment                                          (7,458,000)                    (10,992,000)
Proceeds from disposal of property and equipment                                308,000                         293,000
Acquisitions of businesses                                                   (2,273,000)                    (23,386,000)
                                                                 ----------------------          ----------------------
Cash used in investing activities                                            (9,423,000)                    (34,085,000)

Financing activities
Net borrowings (payments) under line of credit                               17,230,000                     (63,461,000)
Proceeds from notes payable                                                   3,684,000                     100,107,000
Payments on notes payable                                                    (3,302,000)                     (4,565,000)
Net change in receivable from sole stockholder                                1,557,000                       3,772,000
Distributions to sole stockholder                                                     0                     (13,318,000)
                                                                 ----------------------          ----------------------
Cash provided by financing activities                                        19,169,000                      22,535,000
                                                                 ----------------------          ----------------------

Net decrease in cash                                                           (949,000)                     (2,232,000)
Cash at beginning of period                                                   4,140,000                       2,630,000
                                                                 ----------------------          ----------------------
Cash at end of period                                            $            3,191,000          $              398,000
                                                                 ======================          ======================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1998


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.


2. CONTINGENT LIABILITIES

     At June 30, 1998, and December 31, 1997 the company had guaranteed debt of the sole stockholder in the amounts of $1,983,000 and $2,029,000 respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The company also had outstanding letters of credit of $2,408,000 and $1,626,000 at June 30, 1998 and December 31, 1997, respectively, with respect to debt of the Company's sole stockholder and his affiliates.


3. GUARANTOR SUBSIDIARIES

     Amcraft Building Products, Co., Inc. and Mule-Hide Products Co., Inc. (the Guarantor Subsidiaries) are wholly owned subsidiaries of ABC and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                                                   JUNE 30, 1998                    DECEMBER 31, 1997
                                                              -----------------------         -----------------------
Current assets:
   Accounts receivable from ABC                                             6,601,000                      2,355,000
   Other current assets-third parties                                       4,277,000                      3,950,000
                                                               ----------------------         ----------------------
Total                                                                      10,878,000                      6,305,000
Noncurrent assets                                                             643,000                        707,000
Current liabilities                                                       (10,059,000)                    (6,895,000)
Noncurrent liabilities                                                            --                             --

       American Builders & Contractors Supply co., Inc. And Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

3.   GUARANTOR SUBSIDIARIES (CONTINUED)

                                                                  SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30, 1998                      JUNE 30, 1997
                                                               ----------------------            ----------------------
Net Sales:
   To ABC                                                      $           24,227,000            $           19,367,000
   To third parties                                                         3,232,000                         2,871,000
                                                               ----------------------            ----------------------
Total                                                                      27,459,000                        22,238,000
Gross profit                                                                4,867,000                         4,000,000
Net income                                                                  1,344,000                         1,023,000

4. Comprehensive Income

     The Company's comprehensive loss/profit for the six months ended June 30, 1998 and 1997, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 204 distribution centers located in 40 states as of June 30, 1998.

     Since January 1, 1998, the company has opened 6 distribution centers and acquired an additional 3 (net of 1 consolidation), as well as consolidating 5 additional distribution centers from previous acquisitions. Also, 5 distribution centers were closed. The results reported herein do not include the results of acquired businesses prior to their acquisition dates.

     Effects of Acquisitions. The Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, broad product selection and management expertise to improve the financial performance of its acquired distribution centers while maintaining the acquired customer bases. Results of operations reported herein for each period only include results of operations for acquired businesses from their respective dates of acquisition. Full-year operating results, therefore, could differ materially from those presented. In addition, there has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers. As a result of the Company's ongoing acquisition program, its results of operations have historically reflected, and are likely to continue to reflect, the periodic inclusion of under performing businesses.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and six months ended June 30, 1998 and 1997:

                                                       Three Months ended June 30                   Six Months ended June 30
                                                  ----------------------------------------------------------------------------
                                                            1998               1997                 1998               1997
                                                  ----------------------------------------------------------------------------
Income statement data:
   Net sales                                                100.0   %          100.0   %           100.0   %         100.0   %
   Cost of sales                                             76.6               77.3                76.9              77.5
                                                  ----------------------------------------------------------------------------
   Gross profit                                              23.4               22.7                23.1              22.5
   Operating expenses:
     Distribution centers                                    18.3               18.1                20.7              19.9
     General and administrative                               1.4                1.6                 1.6               1.8
     Amortization                                             0.2                0.0                 0.2               0.0
                                                  ----------------------------------------------------------------------------
Total operating expenses                                     19.9               19.7                22.5              21.7
                                                  ----------------------------------------------------------------------------
Operating income                                              3.5   %            3.0   %             0.6   %           0.8   %
                                                  ============================================================================

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality." Financial results for the three and six month periods ending June 30, 1998 met management's expectations and forecasted amounts.

     Net sales for the three months ended June 30, 1998 increased by $65.7 million, or 26.4% to $314.2 million from $248.5 million for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 increased by $118.3 million, or 28.8%, to $529.6 from $411.3 million for the six months ended June 30, 1997. Components of the change in net sales are as follows:

                                   Three Months Ended June 30                              Six Months Ended June 30
                          ----------------------------------------------------------------------------------------------------
Distribution                                                         %                                                 %
Centers                      1998         1997      Increase     Increase       1998        1997       Increase     Increase
-------                   -----------  ----------- -----------  -----------  ----------- -----------  ----------- ------------
In operation prior to
January 1, 1997           $   246.9     $  235.6     $  11.3         4.8%        $413.2    $ 397.5      $  15.7         3.9%
Acquired in 1997               48.7         10.1        38.6       382.2%          85.8       10.1         75.7       749.5%
Opened in 1997                 15.1          2.8        12.3       439.3%          25.3        3.7         21.6       583.8%
Acquired in 1998                1.6           --         1.6          --            2.8         --          2.8          --
Opened in 1998                  2.0           --         2.0          --            2.6         --          2.6          --
                          -----------  ----------- -----------  -----------  ----------- -----------  ----------- ------------
     Total                $   314.3     $  248.5     $  65.8        26.5%        $529.7    $ 411.3      $ 118.4        28.8%
                          ===========  =========== ===========  ===========  =========== ===========  =========== ============

     Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are in part due to introduction of new products such as commercial roofing and siding into certain distribution centers.

     Cost of sales for the three months ended June 30, 1998 increased by $ 48.8 million, or 25.4%, to $240.9 million from $192.1 million for the three months ended June 30, 1997, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of new sales over the same period to 76.6% in 1998 from 77.3% in 1997 principally due to a higher percentage of warehouse sales versus "direct" sales (direct sales are shipped from ABC's vendors directly to job sites and carry a high cost of sales percentage), and to a lesser degree due to increased sales of high margin products, such as vinyl siding and windows. Cost of sales for the six months ended June 30, 1998 increased $88.4 million, or 27.7%, to $407.3 million from $318.9 million for the six months ended June 30, 1997, again with the increase mainly due to the relatively same percentage increase in net sales. Cost of sales as a percentage of net sales for the six months ended June 30, 1998 decreased to 76.9% from 77.5% for the same period in 1997 due to the reasons cited above for the quarter.

     Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income for the three months ended June 30, 1998 increased by $4.3 million, or 37.4%, to $15.8 million from $11.5 million for the same period in 1997. For the six months ended June 30, distribution center operating income increased by $1.7 million, or 15.6%, to $12.6 million in 1998 as compared to $10.9 million in 1997. As a percentage of net sales, distribution center expenses increased 0.2% for the three month period and 0.8% for the six month period in 1998 compared to the same periods in 1997, due mainly to various costs associated with new locations and new product lines introduced to existing locations. As well as, the higher percentage of warehouse sales, which require greater distribution center operating expenses. Components of distribution center operating income and the change therein are as follows:

                                                           Three Months Ended June 30             Six Months Ended June 30
                                                -------------------------------------------------------------------------------
Distribution Centers                                     1998         1997       Change       1998          1997       Change
--------------------                            -------------------------------------------------------------------------------
In operation prior to January 1, 1997                     13.8        11.3         2.5         12.8         10.7         2.1
Acquired in 1997                                           1.2         0.3         0.9         (0.8)         0.3        (1.1)
Opened by the Company in 1997                              0.7        (0.1)        0.8          0.6         (0.1)        0.7
Acquired in 1998                                           0.1         --          0.1          0.1          --          0.1
Opened by the Company in 1998                              0.0         --          0.0         (0.1)         --         (0.1)
                                                -------------------------------------------------------------------------------
     Total                                                15.8        11.5         4.3         12.6         10.9         1.7
                                                ===============================================================================

     For the three months ended June 30, 1998, general and administrative expenses increased by $0.3 million to $4.2 million in 1998 from $3.9 million in the same period in 1997, while decreasing as a percentage of net sales to 1.4% in 1998 compared to 1.6% in 1997. For the six months ended June 30, 1998, general and administrative expenses increased $1.0 million to $8.4 million in 1998 from $7.4 million for the same period in 1997. Similar to the quarter, general and administrative expenses as a percentage of net sales decreased to 1.6% in 1998 compared to 1.8% in 1997.

     Interest expense for the three months ended June 30, 1998 increased by $2.6 million or 67.7%, to $6.5 million from $3.9 million for the three months ended June 30, 1997, primarily as a result of additional borrowings necessary to fund both 1997 acquisitions and internal growth. The higher interest costs associated with the Company's issuance in May 1997 of $100 million in senior subordinated notes also account for some of the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities. Net cash provided by (used in) operations was $(10.7) million and $9.3 million for the six months ended June 30, 1998 and 1997, respectively. The decrease was due primarily to changes in working capital caused by the timing of payments received or made for trade receivables and payables and inventories, as well as a larger net loss.

     Cash Flows from Investing Activities. Net cash used in investing activities was $(9.4)million and $(34.1) million for the six months ended June 30, 1998 and 1997, respectively. The decreased use of cash in 1998 was due mainly to less acquisitions of companies in 1998 compared to 1997.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $19.2 million and $22.5 million for the six months ended June 30, 1998 and 1997, respectively, due principally to additional debt.

     Liquidity. The Company's principal source of funds for the foreseeable future are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources to meet its financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance its credit agreement will be subject to future economic conditions and to financial business and other factors, many of which are beyond the company's control.

SEASONALITY

     Because of cold weather in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially through the year, with its lowest revenues typically occurring in the months of December through February.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          10.1     Employment Agreement, dated as of May 19, 1998, between the
                   Company and David Luck.
          27       Financial Data Schedule
     (b)  Reports on Form 8-K

              The company did not file any reports on Form 8-K during the three months ended June 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        American Builders and Contractors Supply
                                                       Co., Inc.



 August 14, 1998                        /s/ Kendra A. Story
------------------                      ---------------------------------------
 Date:                          Kendra A. Story
                                        Chief Financial Officer and Director

Exhibit Index

Exhibit No.                Description
-----------                -----------

10.1 Employment Agreement, dated as of May 19, 1998, between the Company and David Luck

27                         Financial Data Schedule