Form 10-Q
period 1998-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1998-11-12
CIK 1039096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

                American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                          Mule-Hide Products Co., Inc.
      -------------------------------------------------------------------
            (Exact names of registrant as specified in its charter)

          Delaware                               5033                            39-1413708
          Delaware                               5033                            39-1701778
          Texas                                  5033                            62-1277211
----------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of           (Primary Standard          (I.R.S. Employer Identification No.)
 incorporation or organization)        Industrial Classification
                                             Code Number)

One ABC Parkway
Beloit, Wisconsin                                                       53511
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

Common Stock, no par value, 147.04 shares as of October 31, 1998

                                     Index

American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
  Condensed consolidated balance sheets-September 30, 1998 and December 31, 1997 Condensed consolidated statements of operations and retained earnings-Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997
  Condensed consolidated statements of cash flows-Nine months ended September
    30, 1998 and 1997
  Notes to condensed consolidated financial statements - September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part 1. Financial Information

       American Builders & Contractors Supply Co., Inc. And Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)

                                          September 30,  December 31,
ASSETS                                        1998           1997
                                          -------------  ------------
Current Assets:
  Cash                                     $  3,117,000  $  4,140,000
 Accounts receivable                        177,592,000   143,106,000
 Inventories                                152,960,000   128,847,000
 Prepaids expenses and other                  3,547,000     3,763,000
                                           ------------  ------------
Total current assets                        337,216,000   279,856,000

Property and equipment, net                  71,338,000    71,614,000
Net receivable from sole stockholder          5,333,000     7,328,000
Intangible assets, net                        7,428,000     7,988,000
Goodwill                                     40,763,000    41,732,000
Security deposits                             1,015,000     1,026,000
Other assets                                  1,990,000        78,000
                                           ------------  ------------
                                           $465,083,000  $409,622,000
                                           ============  ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable                   $138,271,000  $ 78,489,000
 Other payables and accrued liabilities      23,717,000    21,994,000
 Current portion of long-term debt            5,244,000     6,141,000
                                           ------------  ------------
Total current liabilities                   167,232,000   106,624,000

Long-term debt                              275,950,000   281,206,000
Contingent liabilities (Note 2)
Stockholders's equity:
  Common stock                                  109,000       109,000
 Additional paid-in capital                   1,755,000     1,755,000
 Retained earnings                           20,037,000    19,928,000
                                           ------------  ------------
Total stockholder's equity                   21,901,000    21,792,000
                                           ------------  ------------
                                           $465,083,000  $409,622,000
                                           ============  ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                           Three months ended              Nine months ended
                                              September 30                    September 30
                                      ----------------------------    ----------------------------
                                          1998            1997            1998              1997
                                      ------------    ------------    ------------    ------------
Net sales                             $335,724,000    $282,177,000    $865,375,000    $693,459,000
Cost of sales                          258,232,000     218,295,000     665,486,000     537,222,000
                                      ------------    ------------    ------------    ------------
Gross profit                            77,492,000      63,882,000     199,889,000     156,237,000

Operating expenses:
  Distribution centers                  57,562,000      48,709,000     167,407,000     130,233,000
  General and administrative             3,776,000       3,221,000      12,164,000      10,637,000
  Amortization of intangibles              434,000         167,000       1,301,000         363,000
                                      ------------    ------------    ------------    ------------
                                        61,772,000      52,097,000     180,872,000     141,233,000
                                      ------------    ------------    ------------    ------------
Operating income                        15,720,000      11,785,000      19,017,000      15,004,000

Other income (expense):
  Interest income                          104,000          87,000         426,000         331,000
  Interest expense                      (6,491,000)     (4,742,000)    (19,213,000)    (11,510,000)
                                      ------------    ------------    ------------    ------------
                                        (6,387,000)     (4,655,000)    (18,787,000)    (11,179,000)
                                      ------------    ------------    ------------    ------------
Income (loss) before provision
   for income taxes                      9,333,000       7,130,000         230,000       3,825,000
Provision for income taxes                  45,000         117,000         121,000         273,000
                                      ------------    ------------    ------------    ------------
Net income                               9,288,000       7,013,000         109,000       3,552,000

Retained earnings at
  beginning of period                   10,749,000      13,857,000      19,928,000      30,636,000
Distributions to sole stockholder               --        (933,000)             --     (14,251,000)
                                      ------------    ------------    ------------    ------------
Retained earnings at end of
  period                              $ 20,037,000    $ 19,937,000    $ 20,037,000    $ 19,937,000
                                      ============    ============    ============    ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                    Nine months ended September 30
                                                        1998             1997
                                                    ------------     -------------
Operating activities
Net Income                                          $    109,000     $  3,552,000
Adjustments to reconcile net loss to cash provided
 by (used in) operating activities:
   Depreciation                                       10,461,000        7,921,000
   Amortization of intangibles                         1,301,000          363,000
   Amortization of deferred financing costs              328,000          141,000
   Provision for doubtful accounts                     5,058,000        3,748,000
   Loss on disposal of property and equipment            157,000          168,000
   Changes in operating assets and liabilities:
      Accounts receivable                            (39,161,000)     (40,137,000)
      Inventories                                    (23,508,000)     (26,550,000)
      Prepaid expenses and other                         216,000       (1,430,000)
      Security deposits                                   11,000          146,000
      Other assets                                    (2,011,000)        (534,000)
      Trade accounts payable                          59,782,000       52,240,000
      Accrued liabilities                              1,723,000        9,987,000
                                                    ------------     ------------
Cash provided by operating activities                 14,466,000        9,615,000

Investing activities
Additions to property and equipment                   (9,666,000)     (20,915,000)
Proceeds from disposal of property and equipment         608,000          445,000
Acquisitions of businesses                            (2,273,000)     (26,024,000)
                                                    ------------     ------------
Cash used in investing activities                    (11,331,000)     (46,494,000)

Financing activities
Net payments under line of credit                     (6,319,000)     (39,785,000)
Proceeds from notes payable                            3,683,000      100,107,000
Payments on notes payable                             (3,517,000)      (8,284,000)
Payment of debt financing costs                               --       (3,572,000)
Net change in receivable from sole stockholder         1,995,000          320,000
Distributions to sole stockholder                             --      (14,251,000)
                                                    ------------     ------------
Cash provided by (used in) financing activities       (4,158,000)      34,535,000
                                                    ------------     ------------

Net decrease in cash                                  (1,023,000)      (2,344,000)
Cash at beginning of period                            4,140,000        2,630,000
                                                    ------------     ------------
Cash at end of period                               $  3,117,000     $    286,000
                                                    ============     ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 1998


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Contingent Liabilities

     At September 30, 1998, and December 31, 1997 the Company had guaranteed debt of the sole stockholder in the amounts of $1,957,000 and $2,029,000 respectively. Certain assets owned by the Company are utilized as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $2,763,925 and $1,626,000 at September 30, 1998 and December 31, 1997, respectively, with respect to debt of the Company's sole stockholder and his affiliates.

3.  Guarantor Subsidiaries

     Amcraft Building Products, Co., Inc. and Mule-Hide Products Co., Inc. (the Guarantor Subsidiaries) are wholly owned subsidiaries of ABC and have fully and unconditionally guaranteed the $100 million of Senior Subordinated Notes (Notes) on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                         September 30, 1998  December 31, 1997
Current assets:
   Accounts receivable from ABC             $ 5,207,000         $ 2,355,000
   Other current assets-third parties         4,180,000           3,950,000
                                         ------------------  -----------------
Total                                         9,387,000           6,305,000
Noncurrent assets                               655,000             707,000
Current liabilities                          (8,099,000)         (6,895,000)
Noncurrent liabilities                               --                  --

       American Builders & Contractors Supply Co., Inc. And Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

3.  Guarantor Subsidiaries (continued)

                                                        Nine months ended      Nine months ended
                                                        September 30, 1998     September 30, 1997
                                                        ------------------     ------------------
Net Sales:
 To ABC                                                    $36,739,000             $30,118,000
 To third parties                                            4,487,000               4,152,000
                                                           -----------             -----------
Total                                                       41,226,000              34,270,000
Gross profit                                                 6,713,000               5,409,000
Net income after elimination of intercompany profit          1,586,000               1,240,000


4.  Comprehensive Income

     The Company's comprehensive profit for the nine months ended September 30, 1998 and 1997, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 205 distribution centers located in 40 states as of September 30, 1998.

     Since January 1, 1998, the Company has opened 7 distribution centers and acquired an additional 3 (net of 1 consolidation), as well as consolidating 5 additional distribution centers from previous acquisitions. Also, 5 distribution centers were closed. The results reported herein do not include the results of acquired businesses prior to their acquisition dates.

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

Special Note Regarding Forward-Looking Statements

     Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and nine months ended September 30, 1998 and 1997:

                                    Three Months ended        Nine Months ended
                                       September 30             September 30
                                     1998         1997         1998        1997
                                    ------------------        -----------------
Income statement data:
  Net sales                         100.0%       100.0%       100.0%      100.0%
  Cost of sales                      76.9         77.4         76.9        77.5
                                    ------------------        -----------------

  Gross profit                       23.1         22.6         23.1        22.5
  Operating expenses:
    Distribution centers             17.1         17.3         19.3        18.8
    General and administrative        1.1          1.1          1.4         1.5
    Amortization                      0.1          0.0          0.2         0.0
                                    ------------------        -----------------

Total operating expenses             18.3         18.4         20.9        20.3
                                    ------------------        -----------------

Operating income                      4.8%         4.2%         2.2%        2.2%
                                    ==================        =================

Comparison of the Three and Nine Month Periods Ended September 30, 1998 to the Three and Nine Month Periods Ended September 30, 1997

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality." Financial results for the three and nine month periods ending September 30, 1998 met management's expectations and forecasted amounts.

     Net sales for the three months ended September 30, 1998 increased by $53.5 million, or 19.0% for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 increased by $171.9 million, or 24.8% for the nine months ended September 30, 1997. Components of the change in net sales are as follows:

                           Three Months Ended September 30       Nine Months Ended September 30
                          ---------------------------------    -----------------------------------
Distribution                                          %                                      %
------------               1998    1997  Increase  Increase     1998    1997    Increase  Increase
Centers
-------                   ---------------------------------    -----------------------------------
In operation prior to
  January 1, 1997         $263.9  $252.9    $11.0       4.4%   $677.1  $650.4     $ 26.7       4.1%
Acquired in 1997            52.3    23.5     28.8     122.6%    138.2    33.6      104.6     311.3%
Opened in 1997              14.6     5.8      8.8     151.7%     39.8     9.5       30.3     318.9%
Acquired in 1998             1.5      --      1.5        --       4.3      --        4.3        --
Opened in 1998               3.4              3.4        --       6.0      --        6.0        --
                          ---------------------------------    -----------------------------------
  Total                   $335.7  $282.2    $53.5      19.0%   $865.4  $693.5     $171.9      24.8%
                          =================================    ===================================

     Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are in part due to introduction of new products such as commercial roofing and siding into certain distribution centers.

     Cost of sales for the three months ended September 30, 1998 increased by $39.9 million, or 18.3%, as compared to the three months ended September 30, 1997, primarily as a result of costs associated with increased sales. Cost of sales decreased as a percentage of net sales over the same period to 76.9% in 1998 from 77.4% in 1997 principally due to a higher percentage of warehouse sales versus "direct" sales (direct sales are shipped from ABC's vendors directly to job sites and carry a high cost of sales percentage), and to a lesser degree due to increased sales of high margin products, such as vinyl siding and windows. Cost of sales for the nine months ended September 30, 1998 increased $128.3 million, or 23.9%, as compared to the nine months ended September 30, 1997, again with the increase mainly due to the relatively same percentage increase in net sales. Cost of sales as a percentage of net sales for the nine months ended September 30, 1998 decreased to 76.9% from 77.5% for the same period in 1997 due to the reasons cited above for the quarter.

  Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income for the three months ended September 30, 1998 increased by $4.7 million, or 30.9%, for the same period in 1997. For the nine months ended September 30, distribution center operating income increased by $6.5 million, or 25.0%, in 1997. As a percentage of net sales, distribution center expenses decreased .1% for the three month period due to a slow down in acquisition activity and managements focus to lower these expenses and improve payroll productivity and other cost cutting measures. For the nine month period distribution center expenses increased .6% in 1998 compared to the same periods in 1997, due mainly to various costs associated with the recent acquisitions.
In addition, the Company has experienced a higher percentage of warehouse sales, which require greater distribution center operating expenses. Components of distribution center operating income and the change therein are as follows:

                                         Three Months Ended         Nine Months Ended
                                            September 30              September 30
                                       --------------------------   ----------------------------
Distribution Centers                     1998     1997     Change     1998     1997    Change
--------------------                   --------------------------   ----------------------------
In operation prior to January 1, 1997    16.8     14.3       2.5      29.7     25.0      4.7
Acquired in 1997                          2.5      1.0       1.5       1.6      1.2      0.4
Opened in 1997                            0.6     (0.1)      0.7       1.2     (0.2)     1.4
Acquired in 1998                          0.0       --       0.0       0.1       --      0.1
Opened in 1998                            0.0       --       0.0      (0.1)      --     (0.1)
                                       --------------------------   ----------------------------
     Total                               19.9     15.2       4.7      32.5     26.0      6.5
                                       ==========================   ============================

  For the three months ended September 30, general and administrative expenses increased by $.6 million as compared to the same period in 1997, while remaining at 1.1 percent of net sales. For the nine months ended September 30, 1998, general and administrative expenses increased $1.6 million as compared to the same period in 1997. As a percentage of net sales, these expenses decreased to 1.4% in 1998 compared to 1.5% in 1997.

  Interest expense for the three months ended September 30, 1998 increased by $1.8 million or 38.3%, as compared to the three months ended September 30, 1997, primarily as a result of additional borrowings necessary to fund both 1997 acquisitions and internal growth. The higher interest costs associated with the Company's issuance in May 1997 of the Notes also accounted for some of the increase in interest expense.

Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by operations was $14.5 million and $9.6 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to changes in working capital caused by the timing of payments received or made for trade receivables and payables and inventories.

  Cash Flows from Investing Activities. Net cash used in investing activities was $(11.3) million and $(46.5) million for the nine months ended September 30, 1998 and 1997, respectively. The decreased use of cash in 1998 was due mainly to less acquisitions of companies in 1998 compared to 1997.

  Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(4.2) million and $34.5 million for the nine months ended September 30, 1998 and 1997, respectively, due principally to debt repayment in 1998 and additional debt in 1997.

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

Year 2000 Issue

The Company utilizes information technology and a number of computer programs in its internal operations including financial systems and various administrative functions ("IT" systems). The Company also uses a variety of equipment in its business which contain embedded technology such as microcontrollers ("Non-IT" systems).

To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted of otherwise adversely impacted.

State of readiness
------------------
The Company has developed a four step plan to modify or replace its IT and Non-IT systems. The four steps include assessment, remediation, testing, and implementation.


                 Assessment     Remediation    Testing         Implementation
                 ----------     -----------    -------         --------------
IT System        100% complete  95% complete   40% complete    20% complete
Expected
   completion    Complete       December 1998  June 1999       September 1999

                 Assessment     Remediation    Testing         Implementation
                 ----------     -----------    -------         --------------
Non-IT System    75% complete   50% complete   20% complete    20% complete
Expected
   completion    December 1998  March 1999     September 1999  September 1999

The Company has queried its significant suppliers. To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all suppliers will be Year 2000 ready. Due to the availability of alternative suppliers, the inability of any one supplier to complete their Year 2000 resolution process in a timely fashion is not expected to have a material impact on the Company.

Management believes that expenditures to complete the Year 2000 compliance will not be material to its operations.

Risks
-----
Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would have to manually process customer orders, invoice customers and collect payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans
-----------------
The Company has developed contingency plans for certain applications and is working on such plans for others. These plans include, among other actions, manual work arounds, increasing staffing, increasing inventories, and shifting processes to compliant locations.

Seasonality

  Because of cold weather in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially through the year, with its lowest revenues typically occurring in the months of December through February.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits
       27   Financial Data Schedule
  (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    American Builders and Contractors Supply
                                                  Co., Inc.


November 11, 1998                   /s/ Kendra A. Story
----------------------              --------------------------------------------
Date:                                   Kendra A. Story
                                        Chief Financial Officer and Director

Exhibit Index

Exhibit No.    Description
-----------    -----------
27             Financial Data Schedule