Form 10-K405
period 1998-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1999-03-23
CIK 1039096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

    (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998 or

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the transition period from _______ to ________

                        COMMISSION FILE NUMBER 33-26991

                   __________________________________________

               AMERICAN BUILDERS AND CONTRACTORS SUPPLY CO., INC.
                      AMCRAFT BUILDING PRODUCTS CO., INC.
                          MULE-HIDE PRODUCTS CO., INC.
     (Exact names of Registrants as specified in their respective charters)

      DELAWARE                             5033                           39-1413708
      DELAWARE                             5033                           39-1701778
      TEXAS                                5033                           62-1277211
(State or other jurisdiction of            (Primary Standard Industrial   (I.R.S. Employer Identification No.)
incorporation or organization)             Classification Code Number)
ONE ABC PARKWAY,
BELOIT, WISCONSIN                                                           53511
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

ITEM 1. BUSINESS

  General

  American Builders and Contractors Supply Co., Inc. (the Company or ABC) is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 204 distribution centers located in 40 states. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, as well as credit services and marketing support. For the year ended December 31, 1998, the Company generated net sales of $1.2 billion.

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

  ABC was founded in 1982 by Kenneth A. Hendricks, the sole stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $513.8 million for the year ended December 31, 1994 to $1.2 billion, for the year ended December 31, 1998, representing compound annual growth rate of 22.6%. In addition, comparable distribution center sales have grown at an average annual rate of 10.0% over the same period.

  Effects of Acquisitions

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

  In 1997, the Company acquired two larger distributors. In May 1997, the Company acquired certain assets of Viking Aluminum Products, Inc., a regional building supply distributor with 12 locations in the northeastern United States. In November 1997, the Company acquired Champ Industries, Inc., a regional building supply distributor with 32 locations located primarily in the southwestern and western United States.

  Products, Customers and Markets

  The roofing and vinyl siding products industry contains three primary distribution channels: manufacturers' direct sales; mass merchandisers, such as Home Depot; and wholesale distributors, such as the Company. Mass merchandisers primarily sell products to homeowners and small contractors, tend to stock items across a multitude of building supply categories and stock a relatively narrow selection of non-premium grade roofing and siding products. Typically, manufacturers do not sell products directly to retail customers or small customers.

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

  Residential roofing products and accessories. The Company distributes a broad selection of shingles, felt, roof tile, wood shakes, flashings, vents and other roofing products to residential roofing contractors. Principal brands of residential roofing products include GAF(R), Elk(R), Owens-Corning(R), Tamko(R), CertainTeed(R), and GS(R).

  Commercial roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Johns Manville(R), GAF(R), GS(R), US Intec(R), Firestone(R), Atlas(R),and Mule-Hide(R). Mule-Hide primarily sells its private label roofing systems through ABC's distribution centers.

  Siding products and accessories. The Company distributes a broad selection of siding products to siding contractors. The Company's siding products consist primarily of vinyl siding, soffits and accessories and, to a lesser extent, aluminum and wood siding. Principal vinyl siding brands include Alcoa(R), Wolverine(R), Certainteed(R) and Amcraft(R).

  Windows and accessories. The Company distributes a broad selection of window products and accessories to residential window installers, including vinyl, wood and aluminum window frames and single, double and triple glazed windows. Principal window brands include CertainTeed(R), Eagle Windows(R) and Weather-Shield(R).

  Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include gutters, sheet metal, roofing and siding equipment, tools and other related accessories.

  The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 1998, 1997 and 1996:

                                             Total Net Sales
                                    ----------------------------------
Product Categories                      1998        1997        1996
                                    ----------------------------------
Residential roofing                   $  612.7      $472.1      $391.8
Commercial roofing                       266.9       240.6       214.2
Siding                                   136.5       129.5        90.5
Windows                                  103.8        65.9        53.6
Other                                     42.2        51.2        39.0
                                    ----------------------------------
  Total for all categories            $1,162.1      $959.3      $789.1
                                    ==================================

  The Company distributes these products on a wholesale basis primarily to small and medium-sized roofing and siding contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

  Sales and Marketing

  The Company's sales organization consists of outside sales personnel who report directly to their local distribution center manager and are supported by inside customer service representatives at the distribution center. A substantial portion of each of these representatives pay is derived from sales commissions. Additional support comes from a number of regional sales managers who educate the Company's sales personnel and customers regarding technical specifications and marketability of certain products.

  Distribution Center Operations

  The Company operates 204 local distribution centers located in 40 states. Since January 1, 1996, the Company has opened 32 distribution centers, closed 9 distribution centers and acquired an additional 55 distribution centers (net of consolidations) in connection with its selective acquisition program. A typical distribution center is composed of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 10,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

  Each location is managed by a distribution center manager who oversees the center's employees, including a credit manager, various sales personnel, customer service representatives and delivery and warehouse personnel. The Company allows each distribution center manager to alter the product mix of a given center to meet local market demands and to stock regional products (such as roof tile in the Florida, Texas and California markets). Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 10.0% over the past five years.

  The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                                 1998      1997      1996
                                               ---------------------------
Distribution centers on January 1                  205       157       126
Distribution centers acquired                        4        51        22
Distribution centers opened                          7        11        14
Acquired distribution centers consolidated          (6)      (11)       (5)
Distribution centers closed                         (6)       (3)        -
                                               ---------------------------
Distribution centers on December 31                204       205       157
                                               ===========================

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

  Purchasing

  ABC purchases its products directly from a wide variety of manufacturers, including GAF, GS Roofing Products Company, Inc., Elk Corporation of America, Tamko, Certainteed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Buiding Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 13.4% of the Company's 1998 product purchases, GAF (including its subsidiaries U.S. Intec, and Leatherback) was the only supplier which represented more than 10.0% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Employees

  As of December 31, 1998, the Company employed 3,035 full-time and 65 part-time employees, of whom 43 were members of unions. The Company's collective bargaining agreements with its unions expire on various dates, from April 1999 through May 2001. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

  The Company operates both owned and leased branches in 40 states. Its facilities range in size from approximately 10,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

  The following table sets the geographical location of the Company's distribution centers as of December 31, 1998:

                                     Total Number
                                    of  Locations
Region
-------------------------------------------------
Midwest                                        44
Northeast                                      38
Southwest                                      32
Southeast                                      40
Rocky Mountain                                 25
Western                                        25
                                       ----------
                                              204
                                       ==========

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

  In connection with the purchase of Viking the Company entered into a five year supply agreement with Viking Aluminum Products (VAP), a company owned by the former owners of Viking. The supply agreement specified minimum annual purchase commitments and damages for short falls. The Company has not met the minimum level of purchases required under the agreement and legal actions have been initiated by both the Company and VAP. The ultimate outcome of such actions is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 1998.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 1998. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.

                                                                         Year Ended December 31,
                                                                              (in 000's)
                                                       ----------------------------------------------------------
                                                          1998         1997        1996        1995        1994
                                                       ----------------------------------------------------------
Income Statement Data
Net sales                                              $1,162,110    $959,321    $789,103    $638,821    $513,766
Cost of sales                                             894,450     744,186     615,627     501,027     403,032
                                                       ----------------------------------------------------------
Gross profit                                              267,660     215,135     173,476     137,794     110,734

Operating expenses:
    Distribution Center Expense                           223,602     180,158     140,109     110,783      90,398
    General and administrative                             16,366      13,897      11,878      10,383       7,981
    Amortization of intangible assets                       1,735         747         329         169          83
    Non-recurring charge                                    3,900           -           -           -           -
                                                       ----------------------------------------------------------
Operating income                                           22,057      20,333      21,160      16,459      12,272
Net interest expense                                      (24,532)    (16,480)    (10,457)     (9,092)     (5,466)
                                                       ----------------------------------------------------------
Income (loss) before provision for income taxes            (2,475)      3,853      10,703       7,367       6,806
Provision for income taxes (1)                                170         311         329         338         260
                                                       ----------------------------------------------------------
Net income (loss)                                      $   (2,645)   $  3,542    $ 10,374    $  7,029    $  6,546
                                                       ==========================================================
Balance Sheet Data (at end of period)
Accounts receivable, net                               $  149,103    $143,106    $ 92,360    $ 73,133    $ 56,205
Inventories                                               130,802     128,847      95,779      79,297      62,520
Total assets                                              412,901     409,622     251,948     205,316     158,095
Accounts payable and accrued expenses                     107,040     100,483      71,805      61,069      52,039
Long-term debt, less current maturities                   281,658     281,206     139,664     113,397      80,799
Stockholder's equity                                       19,147      21,792      31,960      25,524      22,027
Other Data
    Comparable distribution center sales growth (2)          5.0%        5.2%       11.5%       17.3%       11.1%

(1) Consists of certain state and local income taxes. As subchapter S corporations under the Internal Revenue Code of 1986, as amended (the "Code"), the Company and its subsidiaries have not been subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has made periodic distributions to Mr. Hendricks in respect of such tax liabilities in accordance with the terms of the Tax Allocation Agreement (as defined herein). See "Certain Relationships and Related Transactions".

(2) Comparable distribution center sales growth is defined as the percentage change in distribution center sales as compared to sales for the same distribution centers in the prior year. For purposes of this calculation, only distribution centers that were open and operated by ABC for at least one year as of the beginning of the applicable period are included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 1998:

                                         Year Ended December 31,
                                ----------------------------------------
                                   1998           1997           1996
                                ----------------------------------------
Income Statement Data
Net sales                          100.0%         100.0%         100.0%
Cost of sales                       77.0           77.6           78.0
                                ----------------------------------------
Gross profit                        23.0           22.4           22.0
Operating expenses:
  Distribution centers              19.2           18.8           17.8
  General and administrative         1.4            1.4            1.5
  Amortization                       0.2            0.1            0.0
  Non-recurring                      0.3              -              -
                                ----------------------------------------
     Total operating expenses       21.1           20.3           19.3
                                ----------------------------------------
Operating income                     1.9%           2.1%           2.7%
                                ========================================

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
                                      1997

  Net sales for the year ended December 31, 1998 increased by $202.8 million, or 21.1%, to $1.162 billion from $959.3 million for the year ended December 31, 1997. Components of the change in net sales are as follows:

Distribution Centers                       1998       1997   Increase  %Increase
                                      ------------------------------------------
                                      (in  millions)
In operation prior to January 1, 1996    $  814.7    $784.2    $ 30.5      3.9%
Acquired in 1996                             59.2      52.3       6.9     13.2
Opened by the Company in 1996                32.0      26.4       5.6     21.2
Acquired in 1997                            187.6      78.4     109.2    139.3
Opened by the Company in 1997                53.0      18.0      35.0    194.4
Acquired  in 1998                             5.9         -       5.9        -
Opened by the Company in 1998                 9.7         -       9.7        -
                                      ------------------------------------------
  Total                                  $1,162.1    $959.3    $202.8     21.1%
                                      ========================================

  Cost of sales for the year ended December 31, 1998 increased by $150.2 million, or 20.2% primarily as a result of costs associated with increased sales. Gross profit, as a percent of sales, increased from 22.4% in 1997 to 23.0% in 1998 primarily due to management's focus on improving gross profit percentage through increased sales of higher profit margin products. In addition, direct sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit percentages than sales from the distribution center's warehouse, decreased as a percentage of total sales in 1998.

  Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distrubtion centers, increased $9.1 million or 26.0% to $44.1 million in 1998 from $35.0 million in 1997. Components of distribution center operating income (loss) and the change therein are as follows:

Distribution Centers                         1998       1997      Change
                                            ----------------------------
                                              (in millions)
In operation prior to January 1, 1996        $38.5      $35.7      $ 2.8
Acquired in 1996                               0.7        0.0        0.7
Opened by the Company in 1996                  0.2       (1.2)       1.4
Acquired in 1997                               3.4        0.8        2.6
Opened by the Company in 1997                  1.3       (0.3)       1.6
Acquired in 1998                               0.1          -        0.1
Opened by the Company in 1998                 (0.1)         -       (0.1)
                                            ----------------------------
  Total                                      $44.1      $35.0      $ 9.1
                                            ============================

  The tables set forth above illustrate that the Company's commitment to growth has a significant impact on operating income. Although distribution centers in operation prior to January 1, 1996 accounted for only 70.1% of net sales in 1998, such distribution centers accounted for 87.3% of distribution center operating income.

  The 1998 distribution center operating income for locations in operation prior to January 1, 1996 increased by $2.8 million or 7.8% over 1997, while sales for these same locations increased by 3.9%.

  General and administrative expenses increased $2.5 million to $16.4 million in 1998 from $13.9 million in 1997. Major components of the increased expenses were salaries and benefits to support the increased sales.

  Amortization of intangible assets increased by $1.0 million to $1.7 million in 1998 from $0.7 million in 1997 primarily due to the full year's amortization expense for the 1997 Viking and Champ acquisitions.

  Non-recurring charge of $3.9 million relates to a net loss incurred due to financial problems experienced by a customer, a large commercial roofing contractor. The contractor's assets and business were foreclosed upon by its bank. In an effort to reduce its loss as well as for other business reasons, the Company made a decision to purchase the contractor's assets from the bank, finish the contracts in process, collect the receivables, and sell the remaining assets. The non-recurring expense is the net of the customer's uncollectible notes receivable, plus costs incurred, less anticipated recoveries.

  Interest expense for the year ended December 31, 1998 increased by $8.2 million, or 47.9%, to $25.1 million from $16.9 million for the year ended December 31, 1997, primarily as a result of increased average borrowings during 1998, and increased working capital. In addition, interest expense for 1998 included a full year for the Senior Subordinated Notes which carry a higher interest rate than the Revolver.

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996

  Net sales for the year ended December 31, 1997 increased by $170.2 million, or 21.6%, to $959.3 million. Components of the change in net sales are as follows:

Distribution Centers                       1997      1996    Increase   % Increase
                                        ------------------------------------------
                                          (in millions)
In operation prior to January 1, 1995     $721.7    $695.5    $ 26.2           3.8%
Acquired in 1995                            42.0      31.8      10.2          32.1
Opened by the Company in 1995               20.5      18.1       2.4          13.3
Acquired in 1996                            52.3      33.1      19.2          58.0
Opened by the Company in 1996               26.4      10.6      15.8         149.1
Acquired in 1997                            78.4         -      78.4             -
Opened by the Company in 1997               18.0         -      18.0             -
                                        ------------------------------------------
  Total                                   $959.3    $789.1    $170.2          21.6%
                                        ==========================================

  Cost of sales for the year ended December 31, 1997 increased by $128.6 million, or 20.9% to $744.2 million from $615.6 million for the year ended December 31, 1996 primarily as a result of costs associated with increased sales. Gross profit, as a percent of sales, increased from 22.0% in 1996 to 22.4% in 1997. Increased sales of higher margin products such as vinyl siding and window contributed to the increased gross margin percentage. In addition, direct sales (product shipped from the vendor directly to the customer's job site), which have significantly lower margins than sales from the distribution center's warehouse, decreased as a percentage of total sales in 1997.

  Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, is a key measure that the Company uses to evaluate individual distribution center performance. Distribution center operating income increased $1.6 million to $35.0 million in 1997 from $33.4 million in 1996. Components of distribution center operating income (loss) and the change therein are as follows:

Distribution Centers                      1997       1996     Change
                                        ----------------------------
                                                       (in millions)
In operation prior to January 1, 1995    $34.5      $33.9        0.6
Acquired in 1995                           1.5        0.9        0.6
Opened by the Company in 1995             (0.3)      (0.3)       0.0
Acquired in 1996                           0.0        0.2       (0.2)
Opened by the Company in 1996             (1.2)      (1.3)       0.1
Acquired in 1997                           0.8         --        0.8
Opened by the Company in 1997             (0.3)        --       (0.3)
                                        ----------------------------
  Total                                  $35.0      $33.4      $ 1.6
                                        ============================

  Distribution centers in operation prior to January 1, 1995 accounted for only 75.2% of sales in 1997, but accounted for 98.6% of distribution center operating income.

  The increase in distribution center operating income for distribution centers in operation prior to January 1, 1995 was less than increases experienced in prior years primarily due to lower increases in sales than anticipated. The Company had increases in personnel and other expenses in anticipation of volume in excess of what occurred.

  General and administrative expenses increased $2.0 million to $13.9 million in 1997 from $11.9 million in 1997, yet decreased as a percent of net sales to 1.4% from 1.5% in 1996. Major components of the increased expenses were salaries and benefits to support the increased sales.

  Interest expense for the year ended December 31, 1997 increased by $5.8 million, or 52.3%, to $16.9 million from $11.1 million for the year ended December 31, 1996, primarily as a result of increased working capital needs ($4.0 million) offset by a lower overall average borrowing rate on the revolver ($0.4 million), and higher interest rates on the Senior Subordinated Notes as compared to the revolver utilized in the prior year ($2.2 million) and increased borrowings related to acquisitions.

  Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by (used in) operations was $ 11.8 million for the year ended December 31, 1998 compared to $ (1.7) million for the year ended December 31, 1997 and $ 4.8 million for the year ended December 31, 1996. The increase in 1998 was principally due to an increased level of accounts payable. The decrease in 1997 was due to decreased earnings as well as increases in receivables and inventories which were not offset by an increase in accounts payable.

  Cash Flows from Investing Activities. Net cash used in investing activities was $13.1 million, $111.5 million and $26.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's investing activities consist primarily of costs associated with the acquisition of building products distributors and, to a lesser extent, capital expenditures. Acquisition of businesses were $ 2.3 million, $ 86.7 million and $ 12.7 million in the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures were $12.4 million, $25.3 million and $14.7 million in the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

  Cash Flows from Financing Activities. Net cash provided by financing activities was $1.8 million, $114.7 million and $21.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building products distributors and, to a lesser extent, distributions to the Company's sole stockholder in respect of tax liabilities related to the Company.

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

  Senior Subordinated Notes: As of December 31, 1998, the Company had $100 million of unsecured Senior Subordinated Notes bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement.

  Revolving Credit Agreement: The Company is party to a credit agreement due June 2000, which as of December 31, 1998, permitted revolving borrowings of up to $250 million under the revolving line of credit indebtedness (the "Revolver"). Debt outstanding under this agreement as of December 31, 1998 was $163.3 million and borrowings under the Revolver are secured by accounts receivable and inventories.

  Year 2000 Compliance

  The Company utilizes information technology and a number of computer programs in its internal operations including financial systems and various administrative functions ("IT" systems). The Company also uses a variety of equipment in its business which contain embedded technology such as microcontrollers ("Non-IT" systems).

  To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted or otherwise adversely impacted.

  State of readiness. The Company has developed a four step plan to modify or replace its IT and Non-IT systems. The four steps include assessment, remediation, testing, and implementation.

                       Assessment      Remediation     Testing          Implementation
                       ----------      -----------     -------          --------------
IT System              100% complete   100% complete   50% complete     40% complete
Expected completion    Complete        Complete        June 1999        September 1999

Non-IT System          100% complete   95% complete    35% complete     20% complete
Expected completion    Complete        March 1999      September 1999   October 1999

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

  Risks. The Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Management believes that expenditures to complete the Year 2000 compliance will not be material to its operations. In the event that the Company does not complete any additional phases, the Company would have to manually process customer orders, invoice customers and collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

  Contingency Plans. The Company has developed contingency plans for certain applications and is working on such plans for others. These plans include, among other actions, manual work arounds, increasing staffing, increasing inventories, and shifting processes to compliant locations.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Inflation

  The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 1998.

  Forward Looking Statements

  This Management's Discussion and Analysis of Financial Condition and Results of Opeations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things;
(i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from its acquisition strategy, (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Sensitivity. The Company earnings are affected by changes in short-term interest rates as a result of its notes payable to banks under the Revolver. If market interest rates for such borrowings average 1% more during 1999 than they did during 1998, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainity of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

Name                       Age                            Position
--------------------------------------------------------------------------------------
Kenneth A. Hendricks        57       Chief Executive Officer and Chairman of the Board
David Luck                  49       President and Chief Operating Officer
Diane Hendricks             51       Executive Vice President, Secretary, and director
Kendra Story                39       Chief Financial Officer, Treasurer, and director
Robert Bartels              50       Senior Vice President of Operations
Gil Aleman                  55       Director
Kent Nelson                 54       Director

  Kenneth A. Hendricks serves as Chief Executive Officer and Chairman of the Board. Prior to July 1998 when Mr. David Luck was hired, Mr. Hendricks also served as the President. Prior to 1982, Mr. Hendricks was the owner and operator of a number of successful exterior building contracting businesses and real estate businesses.

  David Luck has served as President and Chief Operating Officer since July of 1998, prior to which he was the President of Bridgestone/Firestone Retail Operations Division, and the Senior Vice President of Bridgestone/Firestone, Inc. As president he was responsible for 1,550 retail stores selling tires and automotive services. Mr. Luck spent twenty-eight years with Bridgestone/ Firestone and held a variety of positions with increasing responsibilities.

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

  Robert Bartels has served as the Company's Senior Vice President of Operations since September of 1997, prior to which, he was the Director of Purchasing since 1996. From 1971 to 1996, Mr. Bartels was employed by several leading manufacturers in the buidling materials industry with a variety of postions with increasing responsiblities, which included national marketing and sales and as vice president of sales.

  Gil Aleman has served as a director of the Company since 1997. Mr. Aleman is recently retired from Jim Walter Corporation, where he served as President of its Celotex roofing division from 1985 to 1997. Prior to 1985, Mr. Aleman served as President of Jim Walter Window Components, a division of Jim Walter Corporation.

  Kent Nelson has served as a director of the Company since 1997. Mr. Nelson is currently Chief Executive Officer and President of TJ Adams and Associates, Inc., a regional insurance broker, and is an adjunct professor of management at the Graduate School of Business, Northern Illinois University. From 1989 to 1998, Mr. Nelson was Managing Director and a member of the Executive Committee of Aon Risk Services of Illinois, Inc., an international insurance broker.

  Kenneth and Diane Hendricks are husband and wife. Kendra Story is a daughter of Mr. Hendricks.

ITEM 11. EXECUTIVE COMPENSATION

  The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 1998 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1998.

                                                                                               All Other
Name and Principal Position                                     Annual Compensation         Compensation (1)
------------------------------------------------------------------------------------------------------------
                                                              Annual             Bonus
                                                            ----------------------------
Kenneth A. Hendricks                                        $1,000,000              -             $4,408
 Chief Executive Officer and Chariman of the Board
David Luck                                                     248,050           750,000           2,000
 President and Chief Operating Officer
Diane M. Hendricks                                             250,000              -              3,998
 Executive Vice President and Secretary
Kendra Story                                                   175,000            25,000             917
 Chief Financial Officer and Treasurer
Robert Bartels                                                 175,000            25,000           3,017
 Senior Vice President of Operations

  (1) Consists of estimated amounts paid by the Company for automobiles and for matching payments under the Company's 401(k) Profit Sharing Plan, respectively, as follows: Mr. Hendricks--$3,700 and $708; Mr. Luck, $2,000 and $0; Ms. Hendricks--$3,300 and $698; Ms. Story--$0 and $917;
       and Mr. Bartels--$2,200 and $817.

  Mr. Luck is party to an agreement with the Company dated May 18, 1998, which provides for his employment through April 30, 2005. As part of the agreement, Mr. Luck received a one-time bonus of $1,500,000, one half of which was paid in 1998 and the other half in 1999. The one-time bonus is subject to repayment under conditions specified in the agreement. The agreement provides a bonus program and severance package, and also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus two years from the date of termination.

  Mr. Bartels is party to an agreement with the Company dated November 30, 1998, which provides for his employment for a five period commencing on January 1, 1999. The agreement provides a bonus program and severance package, and also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus two years from the date of termination.

  For a description of the employment agreement entered into between Mr. Hendricks and the Company, see "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of the Company's capital stock is owned beneficially and of record by Mr. Hendricks. There are no outstanding options or other rights to purchase any shares of the Company's capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), ABC Express, Inc. (Express), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties (HCP), Hendricks Carolina Properties, L.L.C. (Carolina), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC's sole stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Express provides transportation services for the Company. The Company leases properties from Water Tower, Carolina and HCP. The Company believes that the transactions between ABC and the Related Entities have generally been conducted on an arm's-length basis.

  In connection with certain of the Company's acquisitions, the Company's sole stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 1998 was approximately $4.8 million and $7.3 million as of December 31, 1997. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. The Company's debt agreements will permit it to lend up to $10.0 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its bank borrowings. The maximum amount of such borrowings at any time during the three years ended December 31, 1998, occurred in April 1997 and aggregated $8.2 million.

  As described above, as of December 31, 1998, the Company leased 98 facilities from Mr. Hendricks or his affiliates compared to 83 facilities as of December 31, 1997. For the years ended December 31, 1998 and 1997, the Company paid $10.2 million and $7.5 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and will be adjusted annually to reflect changes in the consumer price index.

  As of December 31, 1998, and 1997, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $4.7 million and $3.7 million, respectively. Such guarantees and letters of credit are primarily related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in July 1998 and aggregated $4.7 million.

  Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $9.0 million and $5.9 million in 1998 and 1997 respectively, for claim liabilities, as determined by an independent actuarial service

  During 1997, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Hendricks which provides for an annual salary of $1.0 million, subject to annual increases if approved by a majority of ABC's independent directors, of up to 20.0% of his salary in the preceding year. The Employment Agreement expires in 2000 and is renewable annually thereafter upon the mutual agreement of the Company and Mr. Hendricks.

  The Company has entered into a Tax Allocation Agreement with Mr. Hendricks pursuant to which he will receive distributions from each of the Company and its wholly owned subsidiaries with respect to taxes payable by Mr. Hendricks associated with the operations of each entity.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) FINANCIAL STATEMENTS


AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

                                                                                                            Page
                                                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                                                            17
Consolidated Balance Sheets as of December 31, 1998 and 1997                                                 18
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                   19
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1998, 1997 and 1996         20
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                   21
Notes to Consolidated Financial Statements                                                                   22


  (2.) FINANCIAL STATEMENT SCHEDULE

  Schedule II - Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

  (3.) LISTING OF EXHIBITS

  Exhibit 27 - Financial Data Schedule

(b) CURRENT REPORTS ON FORM 8-K:

  During the quarter ended December 31, 1998, the Company had no current filings on Form 8-K.

(c) EXHIBITS:

  See Exhibit Index submitted as a separate section of this report.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
American Builders & Contractors Supply Co., Inc.

  We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin
March 12, 1999

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                      1998             1997
                                                                                 --------------------------------
Assets
Current assets:
  Cash.........................................................................     $  4,682,063     $  4,139,758
  Accounts receivable, less allowance for doubtful accounts of $7,164,000--
    1998 and $5,949,000--1997..................................................      149,102,559      143,105,577
  Inventories..................................................................      130,801,946      128,846,638
  Prepaid expenses and other...................................................        4,595,772        3,762,591
                                                                                 --------------------------------
     Total current assets......................................................      289,182,340      279,854,564
Property and equipment, net (Note 4)...........................................       69,189,739       71,614,380
Receivable from sole stockholder and affiliates (Note 6).......................        4,839,533        7,328,218
Goodwill, net of accumulated amortization of $1,793,993--1998 and
 $500,089--1997................................................................       40,438,586       41,732,490
Other intangible assets, net of accumulated amortization of $1,570,832--1998
 and $786,522--1997............................................................        7,211,294        7,987,953
Security deposits..............................................................          992,268        1,025,844
Other assets...................................................................        1,047,568           78,246
                                                                                 --------------------------------
                                                                                    $412,901,328     $409,621,695
                                                                                 ================================
Liabilities and stockholder's equity
Current liabilities:
  Accounts payable.............................................................     $ 84,978,669     $ 78,489,098
  Accrued liabilities..........................................................       22,061,176       21,994,354
  Current portion of long-term debt (Note 3)...................................        5,056,653        6,140,688
                                                                                 --------------------------------
     Total current liabilities.................................................      112,096,498      106,624,140
Long-term debt (Note 3)........................................................      281,657,871      281,205,914
Commitments and contingent liabilities (Notes 5, 6 and 7)
Stockholder's equity:
 Common stock  $0.01 par value; 1,000 shares authorized, 147.04 shares issued
 and outstanding...............................................................               1                1
 Additional paid-in capital....................................................       1,864,054        1,864,054
 Retained earnings.............................................................      17,282,904       19,927,586
                                                                                 --------------------------------
     Total stockholder's equity................................................       19,146,959       21,791,641
                                                                                 --------------------------------
                                                                                    $412,901,328     $409,621,695
                                                                                 ================================

                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended December 31,
                                                        1998             1997            1996
                                                   ----------------------------------------------
Net sales                                          $1,162,109,809    $959,321,241    $789,102,559
Cost of sales                                         894,449,980     744,186,017     615,626,559
                                                   ----------------------------------------------
Gross profit                                          267,659,829     215,135,224     173,476,000
Operating expenses:
  Distribution centers                                223,601,129     180,158,358     140,108,749
  General and administrative                           16,366,013      13,896,888      11,878,553
  Amortization of intangible assets                     1,735,286         746,875         328,614
  Non-recurring charge (Note 10)                        3,900,000              --              --
                                                   ----------------------------------------------
                                                      245,602,428     194,802,121     152,315,916
                                                   ----------------------------------------------
Operating income                                       22,057,401      20,333,103      21,160,084
Other income (expense):
  Interest income                                         542,475         469,645         689,205
  Interest expense                                    (25,074,527)    (16,949,586)    (11,146,057)
                                                   ----------------------------------------------
                                                      (24,532,052)    (16,479,941)    (10,456,852)
                                                   ----------------------------------------------
Income (loss) before provision for income taxes        (2,474,651)      3,853,162      10,703,232
Provision for income taxes                                170,031         310,838         329,509
                                                   ----------------------------------------------
Net income (loss)                                  $   (2,644,682)   $  3,542,324    $ 10,373,723
                                                   ==============================================


                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                           Common              Additional             Retained            Total Stock-
                                            Stock            Paid-in Capital          Earnings          holder's Equity
                                  ---------------------------------------------------------------------------------------

Balance at December 31, 1995              $ 109,001            $1,215,053          $ 24,200,170          $ 25,524,224
Net income                                        -                     -            10,373,723            10,373,723
Distributions to sole stockholder                 -                     -            (3,937,773)           (3,937,773)
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1996                109,001             1,215,053            30,636,120            31,960,174
Net income                                        -                     -             3,542,324             3,542,324
Contributions by sole stockholder                 -               540,001                     -               540,001
Distributions to sole stockholder                 -                     -           (14,250,858)          (14,250,858)
Change state of incorporation              (109,000)              109,000                     -                     -
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1997                      1             1,864,054            19,927,586            21,791,641
Net (loss)                                        -                     -            (2,644,682)           (2,644,682)
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1998              $       1            $1,864,054          $ 17,282,904          $ 19,146,959
                                  =======================================================================================



                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                             1998              1997             1996
                                                                     ----------------------------------------------------
Operating activities
Net income (loss)                                                          $ (2,644,682)   $   3,542,324     $ 10,373,723
Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities net of acquisitions:
  Depreciation                                                               14,050,976       11,116,823        8,750,803
  Amortization                                                                1,735,286          746,875          328,614
  Amortization of deferred financing costs                                      435,278          232,628                -
  Non-recurring charge                                                        3,900,000                -                -
  Provision for doubtful accounts                                             8,690,291        4,463,785        3,603,631
  Loss on disposal of property and equipment                                    453,503          305,934           17,412
  Change in operating assets and liabilities:
     Accounts receivable                                                    (18,213,255)     (12,972,988)     (18,328,728)
     Inventories                                                             (1,349,861)      (2,979,764)      (9,832,405)
     Prepaid expenses and other                                                (833,181)      (1,855,197)        (142,212)
     Security deposits                                                           33,576          295,587         (570,341)
     Other assets                                                              (969,322)         843,321         (179,614)
     Accounts payable                                                         6,489,571       (9,061,854)       7,961,040
     Accrued liabilities                                                         66,822        3,627,663        2,774,544
                                                                     ----------------------------------------------------
        Cash provided by (used in) operating activities                      11,845,002       (1,694,863)       4,756,467
Investing activities
Additions to property and equipment                                         (12,375,998)     (25,346,559)     (14,697,361)
Proceeds from disposal of property and equipment                              1,579,729          528,222          688,209
Acquisition of businesses                                                    (2,263,036)     (86,687,666)     (12,684,977)
                                                                     ----------------------------------------------------
        Cash used in investing activities                                   (13,059,305)    (111,506,003)     (26,694,129)
Financing activities
Net borrowings (payments) under line of credit                                 (481,710)      47,284,907       23,381,086
Proceeds from long-term debt                                                  3,723,404      100,109,172        9,734,539
Payments on long-term debt                                                   (3,873,771)     (13,221,806)      (6,175,029)
Net change in receivable from/payable to sole stockholder and                 2,488,685       (1,639,033)      (1,177,384)
 affiliates
Distributions paid to sole stockholder                                                -      (14,250,858)      (3,937,773)
Deferred financing costs                                                       (100,000)      (3,572,095)               -
                                                                     ----------------------------------------------------
        Cash provided by financing activities                                 1,756,608      114,710,287       21,825,439
                                                                     ----------------------------------------------------
Net increase (decrease) in cash                                                 542,305        1,509,421         (112,223)
     Cash at beginning of year                                                4,139,758        2,630,337        2,742,560
                                                                     ----------------------------------------------------
     Cash at end of year                                                   $  4,682,063    $   4,139,758     $  2,630,337
                                                                     ====================================================
Supplemental disclosures of cash flow information are as
 follows:
  Cash paid for interest                                                   $ 24,691,093    $  15,246,275     $ 10,982,497
  Cash paid for income taxes                                                    324,621          382,475          345,459



                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Nature of Business and Summary of Significant Accounting Policies

    Nature of Business

    The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC or the Company) and its wholly owned subsidiaries, Mule-Hide Products Co., Inc. (Mule-Hide), and Amcraft Building Products Co., Inc. (Amcraft). All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

    The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 204, 205 and 157 distribution center locations at December 31, 1998, 1997 and 1996, respectively.

    Inventories

    Inventories, which consist primarily of purchased roofing and siding products, are stated at the lower of cost (average cost basis) or market.

    Property and Equipment

    Property and equipment additions (including leasehold improvements) are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease if shorter. Estimated useful lives are as follows (in years):

         Buildings and improvements         31 -39 years
         Warehouse equipment                 5 - 7 years
         Vehicles                            2 -10 years
         Office furniture and equipment      3 - 7 years
         Leasehold improvements             Life of the lease, maximum 10 years

    Goodwill

    Goodwill is amortized over 25 to 35 years using the straight-line method.

    Other Intangible Assets

    Other intangible assets include noncompete agreements and deferred financing costs which are amortized over the term of the respective agreements or loans (ranging from 2 to 15 years).

    Common Stock

    In May 1997, the Company changed its state of incorporation from Texas to Delaware. As part of this change, the Company issued 147.04 shares of $0.01 par value common stock.

    Revenue Recognition

    The Company recognizes revenue upon delivery of product to the customer, which typically occurs at the Company's distribution center locations.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Nature of Business and Summary of Significant Accounting Policies (continued)

    Late Payment Charges

    Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to distribution center operating expenses.

    Advertising

    Advertising costs are expensed in the period incurred. Total advertising expense was approximately $3,990,000, $3,896,000, and $3,312,000 for 1998, 1997
and 1996, respectively.

    Income Taxes

    ABC and its subsidiaries have elected to be treated as Subchapter S Corporations for federal and state income tax purposes. As a result, the Company's sole stockholder includes the taxable income of ABC and its subsidiaries in his personal income tax returns. Accordingly, with the exception of the amounts described in the following paragraph, the accompanying consolidated financial statements include no provision or liability for income taxes.

    Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of $170,031, $310,838, and $329,509 have been made for such income taxes for the years ended December 31, 1998, 1997 and 1996, respectively.

    Net income (loss) differs from the amount currently taxable to the Company's sole stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes; principally inventory costs capitalized, bad debts and depreciation.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Business Acquisitions

    The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition:

    1998 Acquisitions

    On January 19, 1998, the Company acquired certain assets and assumed certain liabilities of U.S.A. Roofing Supply, Inc. (USA) for a purchase price of approximately $2,300,000. USA was engaged primarily in the wholesale distribution and sale of roofing material and supplies primarily in the Florida market. The excess of cost over the fair value of the net assets acquired of, $1,000,000 is being amortized on a straight-line basis over 25 years.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Business Acquisitions (continued)

    1997 Acquisitions

    On November 3, 1997, the Company acquired the stock or assets of five corporations affiliated with Champ Industries, Inc. (Champ) for a purchase price of approximately $61,000,000. Subsequent to the business combination, the Champ entities acquired through stock acquisitions were merged into the Company. Champ was engaged primarily in the wholesale distribution and sale of roofing material and supplies (primarily in Texas and California). The excess of cost over the fair value of the net assets acquired, which approximated $36,000,000, is being amortized on a straight-line basis over 35 years.

    On May 19, 1997, the Company acquired certain assets and assumed certain liabilites of Viking Products, Inc. and certain assets of Viking Aluminum Products, Inc. (collectively, Viking). The purchase price was approximately $26,000,000, which included a $3,000,000 seller note. Viking was a regional distributor of residential roofing, siding and window products to customers located primarily in the northeastern U.S. The excess of cost over the fair value of the net assets acquired, which approximated $2,850,000, is being amortized on a straight-line basis over 25 years.

    During 1997, the Company also made several other relatively small acquisitions, with an aggregate cost of approximately $3,500,000 million.

    1996 Acquisitions

    During the year ended December 31, 1996, the Company acquired the inventory, accounts receivable and fixed assets of seventeen distribution centers for a total purchase price of approximately $15,205,000. In connection with these transactions, the Company recorded goodwill of 2,510,000 which is being amortized on a straight-line basis over 25 years.

    A summary of the purchase allocation for the acquisitions is as follows:

                                               1998             1997              1996
                                         --------------------------------------------------

  Fixed assets                                $  283,570     $  8,274,510       $ 1,527,716
  Inventories                                    605,447       30,088,288         6,649,324
  Accounts receivable                            374,019       42,236,311         4,502,460
  Other                                             -           1,575,473            15,529
  Goodwill and other intangible assets
                                               1,000,000       43,616,917         2,510,000
                                         --------------------------------------------------
                                               2,263,036      125,791,499        15,205,029
  Less: seller notes                                -          (3,150,000)       (2,520,052)
  Liabilities assumed                               -         (35,953,833)                -
                                         --------------------------------------------------
  Net effect on cash                          $2,263,036     $ 86,687,666       $12,684,977
                                         ==================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Business Acquisitions  (continued)

Pro Forma Results

    Pro forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming the 1997 purchase of Champ had been consummated as of January 1, 1996, are as follows:

                                                                Year Ended December 31,
                                                                  1997              1996
                                                            --------------------------------
Net sales                                                   $1,132,877,000      $986,611,000
Net income                                                       6,229,000        13,730,000

    Unaudited pro forma financial information for other acquisitions is not presented because those acquisitions did not have a material impact on the Company's results of operations.

    The pro forma results do not purport to represent what the Company's net sales or net income would actually have been if the acquisiton in fact had occurred at the beginning of the periods indicated.

3.  Long-Term Debt

   Long-term debt consists of the following:

                                                                           December 31,
                                                                      1998             1997
                                                                   -----------------------------
Notes payable to banks under Revolver                              $163,283,305     $163,765,015
Senior Subordinated Notes                                           100,000,000      100,000,000
Equipment loan                                                       16,300,000       14,445,027
Mortgage notes payable                                                6,130,800        6,235,998
Other notes payable                                                     743,706        2,249,873
Capital lease obligations                                               256,713          650,689
                                                                   -----------------------------
                                                                    286,714,524      287,346,602
Less current maturities                                               5,056,653        6,140,688
                                                                   -----------------------------
                                                                   $281,657,871     $281,205,914
                                                                   =============================

    ABC has a financing agreement with a group of banks (Revolver) which expires on June 30, 2000, under which ABC may borrow, on a revolving credit basis, up to a maximum of $250,000,000 based on a percentage of eligible accounts receivable and eligible inventories. Interest on the Revolver at December 31, 1998 was based on LIBOR plus 1.25%. The weighted average interest rate on all borrowings outstanding under the Revolver at December 31, 1998 was 6.4%.

    The agreement contains various covenants, including provisions that place restrictions on ABC's ability to merge or sell its business, sell assets, make investments other than in the ordinary course of business, repurchase stock, or pay dividends. Additional provisions require ABC to maintain specified tangible net worth and cash flow amounts and require that ABC's sole stockholder continue to own at least 51% of the Company's stock.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long-Term Debt (continued)

    In May 1997, ABC issued $100,000,000 of 10 5/8% Senior Subordinated Notes due 2007, for which it received net proceeds of approximately $96,500,000 after deducting expenses and commissions. Net proceeds of $10,000,000 were distributed to the Company's sole stockholder, who simultaneously repaid to the Company approximately $8,200,000 of net borrowings. The remainder of the net proceeds combined with the repayments of the net stockholder advances approximated $94,700,000 and was used to repay indebtedness outstanding under the Revolver.

    In June of 1998, the Company refinanced its previous equipment loans with a $16,300,000 note, payable in 2002, that is collaterallized by specific equipment (delivery trucks, trailers, and forklifts). Interest payments are due monthly with four annual principal payments. The interest rate on this note is fixed at 7.1%. Prior to this refinancing, the Company had numerous equipment lenders with various payment terms and interest rates ranging from 7.5% to 9.2%.

    The mortgage notes payable principally relate to ABC's corporate offices, and are due in monthly principal and interest installments of approximately $50,000 through April 2002, with a final maturity date of May 31, 2002. Interest on the mortgage notes is 8.375% through February 1, 1999. From February 2, 1999 through February 1, 2001 the rate will be 7.75%, and adjusted each year thereafter.

    The Company has various other notes payable and capital lease obligations with maturity dates ranging from 1999 through 2002, and interest rates ranging from 6.5% to 8.5% on other notes payable and 6.7% to 15.3% on the capital lease obligations.

Substantially all of the Company's assets are collateral for Company indebtedness.

    Future maturities of long-term debt as of December 31, 1998, are as follows:

                                                                     Amount
                                                                 --------------
                   Year ending December 31,

                      1999                                         $  5,056,653
                      2000                                          168,220,285
                      2001                                            4,210,456
                      2002                                            9,227,130
                      2003                                                    0
                      Thereafter                                    100,000,000
                                                                 --------------
                                                                   $286,714,524
                                                                 ==============

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. Property and Equipment

    Property and equipment is comprised of the following:

                                                       December 31,
                                                   1998            1997
                                             -------------------------------

  Land                                          $  3,369,505    $  3,607,692
  Buildings and improvements                      12,730,251      12,948,995
  Warehouse equipment                              9,964,464       9,068,436
  Vehicles                                        65,350,808      60,305,119
  Office furniture and equipment                  11,857,414      11,063,481
  Leasehold improvements                          13,837,715      12,849,139
                                             -------------------------------
                                                 117,110,157     109,842,861
  Less accumulated depreciation                   47,920,418      38,228,481
                                             -------------------------------
                                                $ 69,189,739    $ 71,614,380
                                             ===============================

5. Lease Commitments

    ABC conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2007. Generally, the leases provide that ABC pay all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require ABC to pay real estate taxes.

    As of December 31, 1998, the real estate for 98 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $10,192,000, $7,492,000, and $6,249,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Rent expense under all leases totaled $20,872,000 $16,998,000 and $12,592,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rental payments required as of December 31, 1998, under leases with initial or remaining terms of more than one year are as follows:

                                                      Amount
                                                  --------------

          Year ending December 31,
                 1999                                $16,587,852
                 2000                                 14,300,169
                 2001                                 12,575,498
                 2002                                 11,507,233
                 2003                                  9,079,251
                 Thereafter                           32,632,316
                                                  --------------
                 Future minimum payments
                    required                         $96,682,319
                                                  ==============

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Related-Party Transactions

  The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for years ended December 31:



                                    1998          1997           1996
                               -----------------------------------------
Accounts receivable            $    13,992     $   27,433     $  288,024
Security deposits                  360,694        413,767        374,044
Accounts payable                       690          4,336         11,340
Sales                               93,597        100,165         65,969
Purchases                          109,638         56,442        556,390
Rent expense--buildings         10,191,171      7,491,836      6,248,942

  Interest on the receivables from and payables to the sole stockholder is charged/incurred at a rate comparable to the interest rate ABC pays on its Revolver and was as follows:

                                  Year ended December 31,
                              1998          1997           1996
                            -------------------------------------
Interest income             $531,291      $465,872      $ 627,751
Interest expense                  --       (20,121)      (239,397)
                            -------------------------------------
                            $531,291      $445,751      $ 388,354
                            =====================================

  At December 31, 1998 and 1997, the Company had guaranteed debt of the sole stockholder in the amounts of approximately $1,939,000 and $2,029,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximatley $2,764,000 and $1,626,000 at December 31, 1998 and 1997, respectively, with respect to debt of the sole stockholder and affiliates.

  An insurance captive, owned by the sole stockholder and spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carrriers. The Company paid an insurance broker, also owned by the sole stockholder and spouse, net of reimbursements, approximately $9,017,000, $5,860,000 and $5,256,000 in 1998, 1997 and 1996,
respectively, for claim liabilities, as determined by an independent actuarial service.

7. Contingencies

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

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Contingencies (continued)

  In connection with the purchase of Viking (see Note 2) the Company entered into a five year supply agreement with Viking Aluminum Products (VAP), a company owned by the former owners of Viking. The supply agreement specified minimum annual purchase commitments and damages for short falls. The Company has not met the minimum level of purchases required under the agreement and legal actions have been initiated by both the Company and VAP. The ultimate outcome of such actions is uncertain.

8. Employee Benefit Plan

  The Company sponsors a 401(k) plan covering substantially all employees. The Company may make elective contributions. Discretionary contributions of approximately $204,000, $924,000 and $716,000 were made for 1998, 1997 and 1996, respectively.

9. Fair Value of Financial Instruments

  The carrying value of cash, accounts receivable, accounts payable and borrowings under the revolving credit agreement approximate their fair value at both December 31, 1998 and 1997. The fair value of the Senior Subordinated Notes was $90,250,000 at December 31, 1998. At December 31, 1997, the fair value of the Senior Subordinated Notes approximated their carrying value.

  Substantially all of the Company's accounts receivable are due from contractors located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and projects, where applicable. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

10. Non-Recurring Charge

  For many years, the Company had done a significant volume of business with a large roofing contractor in Chicago. In 1998, the contractor's assets and business were foreclosed upon by its bank. At that time, the Company had a notes receivable for $4,698,000 from the contractor. In an effort to reduce its loss as well as for other business reasons, the Company made a decision to purchase the contractor's assets from the bank, finish the contracts in process, collect the receivables and sell the remaining assets. The following is a summary of the transactions:

          Note receivable                                          $ 4,698,000
          Purchase of assets from the bank                             750,000
          Expenses incurred to complete work in process, legal
            Expenses and other                                       1,527,000
          Estimated additional expenses to be incurred                 525,000
                                                                 -------------
          Total costs                                                7,500,000
          Amounts realized from sale of assets and collections
            of receivables                                          (1,498,000)
          Estimated additional amounts to be realized               (2,102,000)
          Provision for loss                                       $ 3,900,000
                                                                 =============

  Included in current assets in the Company's blance sheet is approximately $1,577,000 representing the estimated amount to be realized from the remaining assets net of estimated expenses to be incurred.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.Summarized Financial Information about Guarantor Subsidiaries

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

                                                                December 31,
                                                           1998              1997
                                                   -----------------------------------
           Current assets:
           Accounts receivable from ABC                  $ 3,595,656       $ 2,355,004
           Other current assets - third parties            3,633,646         3,950,487
                                                   -----------------------------------
              Total                                        7,229,302         6,305,491
           Noncurrent assets                                 654,654           707,312
           Current liabilities                            (5,820,990)       (6,894,655)
           Noncurrent liabilities                                 --                --

                                                    Year ended December 31,
                                              1998            1997            1996
                                       ------------------------------------------------
           Net sales:
           To ABC                           $45,524,752     $38,172,755     $33,922,487
           To third parties                   5,617,383       5,869,444       5,532,971
                                       ------------------------------------------------
              Total                          51,142,135      44,042,199      39,455,458

           Gross profit                       8,116,547       7,572,577       6,784,164
           Net income                         1,944,818       1,593,119       1,577,620

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 30, 1999.


                         AMERICAN BUILDERS AND CONTRACTORS SUPPLY
                         CO. INC.


                            By: /s/ Kendra A. Story
                               --------------------------
                            Kendra A. Story
                            Chief Financial Officer, Treasurer

                               INDEX TO EXHIBITS
                               -----------------

 3.1 Certificate of Incorporation of the Company [Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

 3.2 By-laws of the Company [Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

 3.3 Articles of Incorporation of Mule-Hide [Incorporated by reference to exhibit 3.3 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

 3.4 By-laws of Mule-Hide [Incorporated by reference to exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

 3.5 Certificate of Incorporation of Amcraft [Incorporated by reference to exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

 3.6 By-laws of Amcraft [Incorporated by reference to exhibit 3.6 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

10.1 Employment Agreement, dated as of May 1, 1997, between the Company and Kenneth A. Hendricks [Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

10.2 Tax Allocation Agreement, dated as of May 1, 1997, among the Company, Mule-Hide and Amcraft and Kenneth A. Hendricks [Incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

10.3 Form of lease agreement between the Company and Hendricks Real Estate Properties and schedule of lease terms for all properties leased pursuant thereto [Incorporated by reference to exhibit 10.5 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.4 Amended and Restated Loan and Security Agreement among American National Bank and Trust Company of Chicago, NationsBank of Texas, N.A., Bankamerica Business Credit, Inc. and the Company, as amended to date (the "Credit Agreement") [Incorporated by reference to exhibit 10.6 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.5 Amended and Restated Patent, Trademark and License Mortgage by the Company in favor of NationsBank of Texas, N.A., as agent for the lenders under the Credit Agreement, as amended [Incorporated by reference to exhibit 10.7 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.6 Amended and Restated Limited Guaranty Agreement by Kenneth A. Hendricks, dated as of February 8, 1996, in favor of NationsBank of Texas, N.A., individually or as agent for the lenders under the Credit Agreement [Incorporated by reference to exhibit 10.8 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.7 Continuing Guarantee Agreement, dated July 20, 1996, between Mule-Hide and Heritage for the benefit of Kenneth A. Hendricks [Incorporated by reference to exhibit 10.9 to the Company's Registration on Form S-4 (File No. 33-26691)].

10.8 Guaranty, dated December 22, 1992, between the Company and Transohio Savings Bank, for the benefit of Kenneth A. Hendricks [Incorporated by reference to exhibit 10.10 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.9 Guaranty, dated December 22, 1996, between the Company and Met Life Capital Corporation, for the benefit of Kenneth A. Hendricks [Incorporated by reference to exhibit 10.11 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.10 Second Amended and Restated Loan and Security Agreement between Nationsbank, N.A. , American National Bank and Trust Company of Chicago, and the Company (the "Credit Agreement"). [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending March 31, 1998 (File No. 33-26991)]

10.11 First Amendment to the Second Amended and Restated Loan and Security Agreement between NationsBank N.A., American National Bank and Trust Company of Chicago, and the Company, as amended to date (the "Credit Agreement").

10.12 Employment Agreement, dated as of May 1, 1998 between the Company and David Luck. [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending June 30, 1998 (File No. 33-26991)]

10.13 Employment Agreement, dated as of November 30, 1998, between the Company and Robert Bartels.

21.1 Subsidiaries of the Company, Mule-Hide and Amcraft [Incorporated by reference to exhibit 21.1 Company's Registration on Form S-4 (File No. 33-26991)].

27.1  Financial Data Schedule.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1998, 1997, 1996


                                                                              Additions
                                            Balance at       Additions       Charged to
                                           Beginning of     Charged to     Other Accounts     Deductions      Balance at End
                                               Year           Expense            (2)             (1)              of Year
Description                                ----------------------------------------------------------------------------------
------------


Accounts Receivable--Allowance for
 doubtful accounts:
1998                                        $5,949,000        $8,690,000     $  700,000        $8,175,000        $7,164,000
1997                                         4,325,000         4,464,000      1,733,000         4,573,000         5,949,000
1996                                         3,904,000         3,604,000             --         3,183,000         4,325,000


(1) Consist of charge-offs, net of recoveries
(2) Allowance for doubtful accounts recorded in connection with acquisitions