Form 10-Q
period 1999-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1999-05-14
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991


                American Builders & Contractors Supply Co., Inc.
                       Amcraft Building Products Co., Inc.
                          Mule-Hide Products Co., Inc.
      --------------------------------------------------------------------
             (Exact names of registrant as specified in is charter)



         Delaware                     5033                   39-1413708
         Delaware                     5033                   39-1701778
         Texas                        5033                   62-1277211
     ---------------------------------------------------------------------
     (State or other           (Primary Standard          (I.R.S. Employer
      jurisdiction of              Industrial              Identification
     incorporation or            Classification                 No.)
       organization)              Code Number)

One ABC Parkway
Beloit, Wisconsin                                                53511
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (608) 362-7777


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.    [X] Yes    [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 147.04 shares as of April 30,1999

                                     Index

American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
     Condensed consolidated balance sheets - March 31, 1999 and December 31,
       1998
     Condensed consolidated statements of operations and retained earnings -
       Three months ended March 31, 1999 and March 31, 1998
     Condensed consolidated statements of cash flows - Three months ended
       March 31, 1999 and March 31, 1998
     Notes to condensed consolidated financial statements - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part 1. Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)

                                                   March 31,        December 31,
                                                      1999              1998
                                                  ------------      ------------
ASSETS
Current Assets:
  Cash                                            $  3,092,000      $  4,682,000
  Accounts receivable                              144,497,000       149,102,000
  Inventories                                      177,072,000       130,802,000
  Prepaid expenses and other                         4,659,000         4,596,000
                                                  ------------      ------------
Total current assets                               329,320,000       289,182,000

Property and equipment, net                         67,755,000        69,190,000
Net receivable from sole stockholder                 6,374,000         4,840,000
Goodwill                                            40,115,000        40,439,000
Other intangible assets                              6,986,000         7,211,000
Security deposits                                      904,000           992,000
Other assets                                         1,944,000         1,047,000
                                                  ------------      ------------
                                                  $453,398,000      $412,901,000
                                                  ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                $153,935,000      $ 84,978,000
  Accrued liabilities                               18,342,000        22,061,000
  Current portion of long-term debt                  5,057,000         5,057,000
                                                  ------------      ------------
Total current liabilities                          177,334,000       112,096,000

Long-term debt                                     263,590,000       281,658,000
Contingent liabilities (Note 2)
Stockholder's equity:
  Common stock                                               0                 0
  Additional paid-in capital                         1,864,000         1,864,000
  Retained earnings                                 10,610,000        17,283,000
                                                  ------------      ------------
Total stockholder's equity                          12,474,000        19,147,000
                                                  ------------      ------------
                                                  $453,398,000      $412,901,000
                                                  ============      ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------------------------
Net sales                                        $232,178,000      $215,365,000
Cost of sales                                     178,442,000       166,371,000
                                                 ------------      ------------
Gross profit                                       53,736,000        48,994,000

Operating expenses:
  Distribution centers                             50,164,000        52,218,000
  General and administrative                        4,181,000         4,177,000
  Amortization of intangibles                         441,000           439,000
                                                 ------------      ------------
                                                   54,786,000        56,834,000
                                                 ------------      ------------
Operating loss                                     (1,050,000)       (7,840,000)

Other income (expense):
  Interest income                                     118,000           161,000
  Interest expense                                 (5,699,000)       (6,231,000)
                                                 ------------      ------------
                                                   (5,581,000)       (6,070,000)
                                                 ------------      ------------
Loss before provision for income taxes             (6,631,000)      (13,910,000)
Provision for income taxes                             42,000            27,000
                                                 ------------      ------------
Net loss                                           (6,673,000)      (13,937,000)

Retained earnings at beginning of period           17,283,000        19,928,000
Distributions to sole stockholder                         ---               ---
                                                 ------------      ------------
Retained earnings at end of period               $ 10,610,000      $  5,991,000
                                                 ============      ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                             Three months ended March 31
                                                                1999              1998
                                                            ------------      ------------
Operating activities
Net loss                                                    $ (6,673,000)     $(13,937,000)
Adjustments to reconcile net loss to cash provided by
   operating activities net of acquisitions:
      Depreciation                                             3,545,000         3,344,000
      Amortization                                               441,000           439,000
      Amortization of deferred financing costs                   107,000           106,000
      Provision for doubtful accounts                          1,826,000         1,486,000
      (Gain) loss on disposal of property and equipment           76,000           (18,000)
      Changes in operating assets and liabilities:
          Accounts receivable                                  2,986,000         3,441,000
          Inventories                                        (45,833,000)      (47,917,000)
          Prepaid expenses and other                             (57,000)         (215,000)
          Security deposits                                       88,000           (43,000)
          Other assets                                          (896,000)         (323,000)
          Accounts payable                                    68,957,000        57,449,000
          Accrued liabilities                                 (3,719,000)        3,970,000
                                                            ------------      ------------
Cash provided by operating activities                         20,848,000         7,782,000

Investing activities
Additions to property and equipment                           (2,418,000)       (3,816,000)
Proceeds from disposal of property and equipment                 232,000           144,000
Acquisitions of business                                        (650,000)       (2,273,000)
                                                            ------------      ------------
Cash used in investing activities                             (2,836,000)       (5,945,000)

Financing activities
Net payments under line of credit                            (17,849,000)       (3,642,000)
Proceeds from notes payable                                          ---               ---
Payments on notes payable                                       (219,000)       (1,995,000)
Net change in receivable from sole stockholder                (1,534,000)          (98,000)
Distributions to sole stockholder                                    ---               ---
Cash used in financing activities                           ------------      ------------
                                                             (19,602,000)       (5,735,000)
                                                            ------------      ------------

Net decrease in cash                                          (1,590,000)       (3,898,000)
Cash at beginning of period                                    4,682,000         4,140,000
Cash at end of period                                       ------------      ------------
                                                            $  3,092,000      $    242,000
                                                            ============      ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Contingent Liabilities

     At March 31, 1999 and December 31, 1998, the Company had guaranteed debt of the sole stockholder in the amounts of $1,962,000 and $1,939,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $2,764,000 at both March 31, 1999 and December 31, 1998, with respect to debt of the Company's sole stockholder and his affiliates.

     In connection with the purchase of certain assets of Viking Building Products, Inc. in 1997, the Company entered into a five year supply agreement with Viking Aluminum Products, Inc. (VAP), a company owned by the former owners of Viking Building Products, Inc. The supply agreement specified minimum annual purchase commitments and damages for short falls. The Company has not met the minimum level of purchases required under the agreement and legal actions have been initiated by both the Company and VAP. The ultimate outcome of such actions is uncertain.

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

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                            March 31, 1999     December 31, 1998
                                            --------------     -----------------
Current assets:
   Accounts receivable from ABC              $ 7,755,000          $ 3,596,000
   Other current assets - third parties        3,273,000            3,633,000
                                             -----------          -----------
Total                                         11,028,000            7,229,000
Noncurrent assets                                725,000              655,000
Current liabilities                           (9,236,000)          (5,821,000)
Noncurrent liabilities                                --                   --

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

                        Three months ended March 31,
                               1999             1998
                        -----------      -----------
Net sales:
   To ABC               $11,219,000      $10,395,000
   To third parties         467,000        1,673,000
                        -----------      -----------
Total                    11,686,000       12,068,000
Gross profit              2,031,000        2,216,000
Net income                  455,000          381,000


4.   Comprehensive Income

     The Company's comprehensive loss for the three months ended March 31, 1999 and 1998, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 199 distribution centers located in 40 states as of March 31, 1999. Since January 1, 1999, the Company has acquired 2 distribution centers, consolidated 4 distribution centers and closed 3.

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

Special Note Regarding Forward-Looking Statements

     Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward looking-statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 1999 and 1998:

                                                                 Three Months ended
                                                                      March 31
                                                                 -------------------
                                                                 1999          1998
                                                                 -------------------
Income statement data:
   Net sales                                                     100.0%        100.0%
   Cost of sales                                                  76.9          77.3
                                                                 ------        -----
   Gross profit                                                   23.1          22.7
Operating expenses:
   Distribution centers                                           21.6          24.2
   General and administrative                                      1.8           1.9
   Amortization                                                     .2            .2
                                                                 ------        -----
Total operating expenses                                          23.6          26.3
                                                                 ------        -----
Operating loss                                                    (0.5)%        (3.6)%
                                                                 ======        =====

Comparison of the Three-Month Period Ended March 31, 1999 to the Three-Month Period Ended March 31, 1998

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended March 31, 1999 increased by 7.8% to $232.2 from $215.4 million for the three months ended March 31, 1998. Comparable distribution centers sales growth was 7.4%. Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are due in part to the introduction of new products such as commercial roofing and siding into certain distribution centers.

     Gross profit for the three months ended March 31, 1999 increased by 9.7%, to $53.7 from $49.0 million for the three months ended March 31, 1999, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, increased to 23.1% in 1999, from 22.7% in 1998, principally due to management's focus on improving gross profit through increased sales of higher profit margin products.

     Distribution center operating expenses decreased by $2.0 million to $50.2 million from $52.2 for the three months ended March 31, 1999 and 1998, respectively. As of percent of net sales, distribution center operating expenses for the three months ended March 31, decreased to 21.6 % in 1999 from 24.2% in 1998.

     This improvement is the result of two factors. The first factor is an increased focus on controlling operating expenses at all distribution centers. This effort began in mid 1998 and continues today. The majority of the focus is being placed on controlling payroll expenses which comprise more than 50 percent of the operating expenses. Second, the Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. As a result of over 50 distribution center acquisitions in 1997, the 1998 distribution center operating expenses included distribution centers that were not yet fully integrated into the Company's operations.

     General and administrative expenses for the three months ended March 31, 1999 and 1998 remained at $4.2 million, while decreasing as a percentage of net sales to 1.8% in 1999 from 1.9% in 1998.

     Operating loss for the three months ended March 31, 1999 was reduced by $6.7 million to a loss of $1.1 million for the three months ended March 31, 1999, from a $7.8 million loss for the same period in 1998. This improvement is a result of both increased gross profit, as well as the reduction in distribution center operating expenses.

     Interest expense for the three months ended March 31, 1999 decreased by $0.5 million or 8.5% to $5.7 million from $6.2 million for the three months ended March 31, 1998. This reduction is due to decreased interest rates on the Company's LIBOR based borrowings, a reduction in the Company's average borrowings, and the refinancing of several equipment and other notes.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $20.8 and $7.8 million for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the reduction in net loss, and the increase in accounts payable partially offset by the reduction of accrued liabilities.

     Cash Flows from Investing Activities. Net cash used in investing activities was $2.8 million and $5.9 million for the three months ended March 31, 1999 and 1998, respectively, due principally to reduced expenditures for acquisitions and fewer additions to property and equipment.

  Cash Flows from Financing Activities. Net cash used in financing activities was $19.6 million and $5.7 million for the three months ended March 31, 1999 and 1998, respectively, due primarily to the net paydown of the Revolver.

     Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its financial obligations, as well as to provide funds for the Company's working capital, capital expenditures, and other needs for the foreseeable future. No assurances can be given, however, that this will be the case.

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

                         Assessment        Remediation         Testing         Implementation
                        -------------     -------------     --------------     --------------
IT System               100% complete     100% complete      75% complete       70% complete
Expected completion     Complete          Complete           July 1999          September 1999

Non-IT System           100% complete     100% complete     60% complete       50% complete
Expected completion     Complete          Complete          September 1999     October 1999

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          10.1 Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement
          27 Financial Data Schedule
     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       American Builders and Contractors Supply
                                                      Co., Inc.



       April 30, 1999                  /s/ Kendra A. Story
  -------------------------            ----------------------------------------
       Date:                               Kendra A. Story
                                           Chief Financial Officer and Director

Exhibit Index


Exhibit No.     Description
-----------     -----------
10.1            Consent and Second Amendment to Second Amended and Restated Loan
                and Security Agreement
27              Financial Data Schedule