Form 10-Q
period 1999-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1999-08-11
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
            -------------------------------------------------------
            (Exact names of registrant as specified in its charter)

            Delaware                             5033                             39-1413708
            Delaware                             5033                             39-1701778
            Texas                                5033                             62-1277211
---------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of           (Primary Standard         (I.R.S. Employer Identification No.)
 incorporation or organization)        Industrial Classification
                                              Code Number)

One ABC Parkway
Beloit, Wisconsin                                                          53511
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (608) 362-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the numbers of share outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value, $0.01 par value, 147.04 shares as of July 31, 1999

                                     Index

American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)
   Condensed consolidated balance sheets - June 30, 1999 and December 31, 1998 Condensed consolidated statements of operations and retained earnings - Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998 Condensed consolidated statements of cash flows - Six months ended June 30,
    1999 and 1998
   Notes to condensed consolidated financial statements - June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part 1.   Financial Information
Item 1.   Financial Statements

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                         June 30,       December 31,
                                                           1999            1998
                                                       ------------    ------------
ASSETS
Current assets:
   Cash                                                $  3,374,000    $  4,682,000
   Accounts receivable                                  166,530,000     149,102,000
   Inventories                                          172,709,000     130,802,000
   Prepaid expenses and other                             4,785,000       4,596,000
                                                       ------------    ------------
Total current assets                                    347,398,000     289,182,000

Property and equipment, net                              68,100,000      69,190,000
Net receivable from sole stockholder                      5,970,000       4,840,000
Goodwill                                                 39,791,000      40,439,000
Other intangible assets                                   6,779,000       7,211,000
Security deposits                                           931,000         992,000
Other assets                                              2,016,000       1,047,000
                                                       ------------    ------------
                                                       $470,985,000    $412,901,000
                                                       ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                    $143,518,000    $ 84,978,000
   Accrued liabilities                                   22,876,000      22,061,000
   Current portion of long-term debt                      5,057,000       5,057,000
                                                       ------------    ------------
Total current liabilities                               171,451,000     112,096,000

Long-term debt                                          284,369,000     281,658,000
Commitments and contingent liabilities (Note 2)
Stockholder's equity:
   Common stock                                                   0               0
   Additional paid-in capital                             1,864,000       1,864,000
   Retained earnings                                     13,301,000      17,283,000
                                                       ------------    ------------
Total stockholder's equity                               15,165,000      19,147,000
                                                       ------------    ------------
                                                       $470,985,000    $412,901,000
                                                       ============    ============


See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                         Three months ended June 30          Six months ended June 30
                                        ----------------------------       ----------------------------
                                            1999            1998               1999            1998
                                        ------------    ------------       ------------    ------------
Net sales                               $316,080,000    $314,287,000       $548,258,000    $529,652,000
Cost of sales                            241,865,000     240,883,000        420,306,000     407,254,000
                                        ------------    ------------       ------------    ------------
Gross profit                              74,215,000      73,404,000        127,952,000     122,398,000

Operating expenses:
  Distribution centers                    56,979,000      57,627,000        107,143,000     109,845,000
  General and administrative               4,321,000       4,212,000          8,502,000       8,388,000
  Amortization of intangibles                423,000         427,000            865,000         867,000
  Non-recurring charge (Note 2)            4,100,000             ---          4,100,000             ---
                                        ------------    ------------       ------------    ------------
                                          65,823,000      62,266,000        120,610,000     119,100,000
                                        ------------    ------------       ------------    ------------
Operating income                           8,392,000      11,138,000          7,342,000       3,298,000

Other income (expense):
  Interest income                            125,000         159,000            244,000         321,000
  Interest expense                        (5,753,000)     (6,490,000)       (11,453,000)    (12,722,000)
                                        ------------    ------------       ------------    ------------
                                          (5,628,000)     (6,331,000)       (11,209,000)    (12,401,000)
                                        ------------    ------------       ------------    ------------
Income (loss) before provision
  for income taxes                         2,764,000       4,807,000         (3,867,000)     (9,103,000)
Provision for income taxes                    73,000          49,000            115,000          76,000
                                        ------------    ------------       ------------    ------------
Net income (loss)                          2,691,000       4,758,000         (3,982,000)     (9,179,000)
Retained earnings at beginning
  of period                               10,610,000       5,991,000         17,283,000      19,928,000
                                        ------------    ------------       ------------    ------------
Retained earnings at end
  of period                             $ 13,301,000    $ 10,749,000       $ 13,301,000    $ 10,749,000
                                        ============    ============       ============    ============



See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months ended June 30
                                                                     1999                          1998
                                                          -----------------------       -----------------------
Operating activities
Net loss                                                             $ (3,982,000)                 $ (9,179,000)
Adjustments to reconcile net loss to cash provided
   by (used in) operating activities net of acquisitions:
     Depreciation                                                       7,100,000                     6,887,000
     Amortization                                                         865,000                       867,000
     Amortization of deferred financing costs                             215,000                       220,000
     Provision for doubtful accounts                                    4,704,000                     2,883,000
     (Gain) loss on disposal of property and equipment                     93,000                       148,000
     Changes in operating assets and liabilities:
          Accounts receivable                                         (21,925,000)                  (31,083,000)
          Inventories                                                 (41,470,000)                  (38,930,000)
          Prepaid expenses and other                                     (183,000)                   (1,613,000)
          Security deposits                                                61,000                      (159,000)
          Other assets                                                   (969,000)                   (1,043,000)
          Accounts payable                                             58,540,000                    58,098,000
          Accrued liabilities                                             815,000                     2,209,000
                                                          -----------------------       -----------------------
Cash provided by (used in) operating activities                         3,864,000                   (10,695,000)

Investing activities
Additions to property and equipment                                    (7,053,000)                   (7,458,000)
Proceeds from disposal of property and equipment                          950,000                       308,000
Acquisitions of business                                                 (650,000)                   (2,273,000)
                                                          -----------------------       -----------------------
Cash used in investing activities                                      (6,753,000)                   (9,423,000)

Financing activities
Net borrowings under line of credit                                     5,627,000                    17,230,000
Proceeds from notes payable                                                   ---                     3,684,000
Payments on notes payable                                              (2,916,000)                   (3,302,000)
Net change in receivable from sole stockholder                         (1,130,000)                    1,557,000
                                                          -----------------------       -----------------------
Cash provided by financing activities                                   1,581,000                    19,169,000
                                                          -----------------------       -----------------------

Net decrease in cash                                                   (1,308,000)                     (949,000)
Cash at beginning of period                                             4,682,000                     4,140,000
                                                          -----------------------       -----------------------
Cash at end of period                                                $  3,374,000                  $  3,191,000
                                                          =======================       =======================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1999

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Commitments and Contingent Liabilities

    At June 30, 1999 and December 31, 1998, the Company had guaranteed debt of the sole stockholder in the amounts of $1,932,000 and $1,939,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $3,164,000 at June 30, 1999 and $2,764,000 at December 31, 1998,
with respect to debt of the Company's sole stockholder and his affiliates.

    In connection with the purchase of certain distribution business assets of Viking Building Products, Inc. and Viking Aluminum Products, Inc. ("VAP") in 1997, the Company entered into a five year supply agreement with VAP, regarding the sale to ABC of windows, awnings, doors and related products manufactured by VAP. The supply agreement specified minimum annual purchases through May 2002 and damages for shortfalls. The Company did not meet the required minimum annual purchases for 1998. In February 1999, the Company filed a lawsuit in the U.S. District Court for the Western District of Wisconsin seeking damages related to warranty and quality issues, among other issues. VAP instituted a lawsuit in the U.S. District Court for the Southern District of New York seeking approximately $2,250,000 in damages under the terms of the supply agreement for the period through December 31, 1998.

    In July 1999, the Company and VAP reached a settlement in principle whereby the Company must pay $3,650,000 (50% within thirty days after execution of a formal settlement and 50% in 12 monthly installments without interest beginning 13 months after the execution of the settlement agreement). During the second quarter of 1999, the Company recorded a $4,100,000 million non-recurring charge relating to this settlement and estimated legal and other expenses. As part of this settlement, VAP agreed to substantially lower the minimum purchase requirements and to conclude the supply agreement on December 31, 2000. The Company believes it will meet these revised requirements.

    Also in connection with the settlement in principle, the Company agreed to purchase property from the owners of VAP for $5,500,000. The agreement includes a lease-back to VAP through December 31, 2001 with 5 five-year renewal options.

    This settlement with VAP is subject to the negotiation and execution of a formal settlement agreement, a supply agreement amendment, a real estate purchase and sale agreement and a real estate lease acceptable to the parties.

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

   The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                                          June 30, 1999                   December 31, 1998
                                                  ---------------------------       ---------------------------
Current assets:
     Accounts receivable from ABC                                 $ 8,380,000                       $ 3,596,000
     Other current assets - third parties                           3,879,000                         3,633,000
                                                  ---------------------------       ---------------------------
Total                                                              12,259,000                         7,229,000
Noncurrent assets                                                     616,000                           655,000
Current liabilities                                                (9,661,000)                       (5,821,000)
Noncurrent liabilities                                                    ---                               ---

                                                                    Six Months ended June 30,
                                                              1999                             1998
                                                  ---------------------------      ---------------------------
Net sales:
     To ABC                                                       $24,344,000                      $24,227,000
     To third parties                                               1,315,000                        3,232,000
                                                  ---------------------------      ---------------------------
Total                                                              25,659,000                       27,459,000
Gross profit                                                        4,445,000                        4,867,000
Net income                                                          1,151,000                        1,344,000


4. Comprehensive Income

   The Company's comprehensive income (loss) for the three and six month periods ended June 30, 1999 and 1998, as required to be reported by FASB Statement No. 130, was identical to the actual income (loss) reported for those periods.

  Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 40 states as of June 30, 1999, as compared to 204 distribution centers located in 40 states as of December 31, 1998.

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

Special Note Regarding Forward-Looking Statements

   Certain matters discussed herein are `forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements.
Such forward looking-statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

   The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 1999 and 1998:


                                            Three months ended June 30,                         Six months ended June 30,
                                 ---------------------------------------------       ---------------------------------------------
                                          1999                      1998                      1999                      1998
                                 -------------------       -------------------       -------------------       -------------------
Income statement data:
     Net sales                                 100.0%                    100.0%                    100.0%                    100.0%
     Cost of sales                              76.5                      76.6                      76.7                      76.9
                                 -------------------       -------------------       -------------------       -------------------
     Gross profit                               23.5                      23.4                      23.3                      23.1
Operating expenses:
     Distribution centers                       18.0                      18.3                      19.5                      20.7
     General and administrative                  1.4                       1.4                       1.6                       1.6
     Amortization                                0.1                       0.2                       0.2                       0.2
     Non-recurring charge                        1.3                       ---                       0.7                       ---
                                 -------------------       -------------------       -------------------       -------------------
Total operating expenses                        20.8                      19.9                      22.0                      22.5
                                 -------------------       -------------------       -------------------       -------------------
Operating income                                 2.7%                      3.5%                      1.3%                      0.6%
                                 ===================       ===================       ===================       ===================

Comparison of the Three and Six Month Periods Ended June 30, 1999 to the Three and Six Month Periods Ended June 30, 1998

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality".

     Net sales for the three months ended June 30, 1999 increased by 0.6% to $316.1 million from $314.3 million for the three months ended June 30, 1998. Net sales for the six months ended June 30, 1999 increased by 3.5% to $548.3 million from $529.7 million for the six months ended June 30, 1998. Comparable distribution center sales growth were 0.8% and 3.5% for the three and six month periods ended June 30, respectively. Increases in comparable distribution center sales are almost entirely due to increases in volume as opposed to price increases. Such volume increases are due in part to the introduction of new products such as commercial roofing and siding into certain distribution centers.

     Gross profit for the three months ended June 30, 1999 increased by 1.1% to $74.2 million from $73.4 million for the three months ended June 30, 1998, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended June 30 increased to 23.5% in 1999, from 23.4% in 1998, principally due to management's focus on improving gross profit through increased sales of higher profit margin products. Gross profit for the six months ended June 30, 1999 increased by 4.5% to $128.0 million from $122.4 million due to the reasons cited above for the quarter. Gross profit as a percent of net sales for the six months ended June 30, increased to 23.3% in 1999, from 23.1% in 1998, also due to the reasons cited above for the quarter.

     Distribution center operating expenses for the three months ended June 30, decreased by $0.6 million to $57.0 million in 1999, from $57.6 million in 1998. As a percent of net sales, distribution center operating expenses for the three months ended June 30, decreased to 18.0% in 1999 from 18.3% in 1998. For the six months ended June 30, distribution center operating expenses decreased by $2.7 million to $107.1 million in 1999, from $109.8 million in 1998. As a percent of net sales, distribution center operating expenses for the six months ended June 30, decreased to 19.5% in 1999 from 20.7% in 1998.

     This improvement is the result of two factors for both the three and six month periods ended June 30. The first factor is an increased focus on controlling operating expenses at all distribution centers. This effort began in mid 1998, and continues today. The majority of the focus is being placed on controlling payroll expenses which comprise more than 50 percent of the operating expenses. Second, the Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. As a result of over 50 distribution center acquisitions in 1997, the 1998 distribution center operating expenses included distribution centers that were not yet fully integrated into the Company's operations.

     Partially offsetting these two factors is an increase in the provision for doubtful accounts of $1.8 million to $4.7 million for the six months ended June 30, 1999 from $2.9 million for the same period in 1998. This increase is a continuation of the collectibility trend experienced by the Company during the last half of 1998. The Company expects the provision for doubtful accounts as a percentage of net sales for the calendar year 1999 to be similar to that of the calendar year 1998.

     General and administrative expenses for the three months ended June 30, increased by $0.1 million to $4.3 million in 1999, from $4.2 million in 1998. For the six months ended June 30, general and administrative expenses increased by $0.1 million to $8.5 million in 1999 from $8.4 million in 1998.

     Non-recurring charge of $4.1 million relates to the settlement in principle agreement with Viking Aluminum Products, Inc. and related legal and other expenses. See Note 2, Commitments and Contingent Liabilities, to the condensed consolidated financial statements.

     Operating income for the three months ended June 30, decreased by $2.7 million to $8.4 million, from $11.1 million in 1998. Operating income for the six months ended June 30, increased by $4.0 million to $7.3 million from $3.3 million in 1998. The decrease for the three months ended June 30, is primarily due to the non-recurring charge of $4.1 million related to the VAP settlement in principle agreement. Adjusting for the non-recurring charge, the improvement for both the three and six month periods ended June 30, is a result of increased gross profit, as well as the reduction in distribution center operating expenses.

     Interest expense for the three months ended June 30, decreased by $0.7 million or 11.4% to $5.8 million in 1999 from $6.5 million in 1998. For the six months ended June 30, interest expense decreased by $1.3 million or 10.0% to $11.4 million in 1999 from $12.7 million in 1998. The reduction for both the three and six month periods is due to decreased interest rates on the Company's LIBOR based borrowings, a reduction in the Company's average borrowings, and the refinancing of several equipment and other notes.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $3.9 million for the six months ended June 30, 1999, as compared to a net use of cash of $10.7 million for the same period in 1998. The improvement was predominantly due to the net loss reduction of $9.3 million, excluding the non-recurring charge for the VAP settlement in principle, and a reduction in cash used for accounts receivable of $9.2 million to $21.9 million for the six months ended June 30, 1999 from $31.1 million in 1998. This reduction was principally due to improved collection activity. These items were partially offset by an increase in cash used for accrued liabilities of $5.5 million, excluding the non-recurring charge. This was primarily due to the timing of premium and claims payments to insurance carriers.

     Cash Flows from Investing Activities. Net cash used in investing activities was $6.8 million and $9.4 million for the six months ended June 30, 1999 and 1998, respectively. The reduction is due principally to reduced expenditures for acquisitions. In connection with the settlement in principle agreement with VAP, the Company has agreed to purchase property for $5.5 million. The timing of this transaction has not yet been determined, however, the Company believes it will be completed prior to December 31, 1999. See Note 2 to the condensed consolidated financial statements.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.6 million and $19.2 million for the six months ended June 30, 1999 and 1998, respectively. The decrease is due primarily to a significant reduction in the net borrowings on the Revolver.

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

     The Company has initiated discussion with its lending institutions to renew its revolving credit agreement which expires in June 2000. The Company expects to renew this agreement for an additional two years expiring in June 2002, with terms similar to those which are currently in place.

Year 2000 Compliance

     The Company utilizes information technology and a number of computer programs in its internal operations including financial systems and various administrative functions (IT systems). The Company also uses a variety of equipment in its business which contain embedded technology such as microcontrollers (Non-IT systems).

     To the extent that the source code of the software applications of these IT systems or the embedded technologies of these Non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000 (Year 2000), some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted or otherwise adversely impacted.

     State of readiness. The Company has developed a four step plan to modify or replace its IT and Non-IT systems. The four steps include assessment, remediation, testing, and implementation.

                       Assessment     Remediation     Testing         Implementation
                       ----------     -----------     -------         --------------
IT System              100% complete  100% complete   80% complete    70% complete
Expected completion    Complete       Complete        August 1999     September 1999

Non-IT System          100% complete  100% complete   70% complete    55% complete
Expected completion    Complete       Complete        September 1999  October 1999

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

     Risks. The Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Expenditures to date have not been material, and management believes that expenditures to complete the Year 2000 compliance will not be material to its operations. In the event that the Company does not complete any additional phases, the Company would have to manually process customer orders, invoice customers and collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Part II.  Other Information

Item 1.  Legal Proceedings
         See Note 2, Commitments and Contingent Liabilities, to the Condensed Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 American Builders and Contractors Supply
                                               Co., Inc.



  August 15, 1999                /s/ Kendra A. Story
--------------------             -------------------
  Date:                              Kendra A. Story
                                     Chief Financial Officer and Director

Exhibit Index

Exhibit No.      Description
----------       -----------
27               Financial Data Schedule