Form 10-Q
period 1999-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 1999-11-10
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
       -----------------------------------------------------------------
            (Exact names of registrant as specified in its charter)

          Delaware                           5033                          39-1413708
          Delaware                           5033                          39-1701778
          Texas                              5033                          62-1277211
----------------------------------------------------------------------------------------------------
  (State or other jurisdiction of       (Primary Standard       (I.R.S. Employer Identification No.)
  incorporation or organization)    Industrial Classification
                                           Code Number)

One ABC Parkway
Beloit, Wisconsin                                                         53511
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

Common Stock, no par value, $0.01 par value, 147.04 shares as of October 31,
1999

                                     Index

American Builders and Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - September 30, 1999 and
     December 31, 1998
     Condensed consolidated statements of operations and retained earnings - Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998
     Condensed consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998
     Notes to condensed consolidated financial statements - September 30, 1999

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1.  Financial Information
Item 1.  Financial Statements

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                           September 30,          December 31,
                                                               1999                   1998
                                                          --------------         -------------
ASSETS
Current assets:
     Cash                                                 $    3,018,000        $   4,682,000
     Accounts receivable                                     173,202,000          149,102,000
     Inventories                                             165,014,000          130,802,000
     Prepaid expenses and other                                5,021,000            4,596,000
                                                          --------------       --------------
Total current assets                                         346,255,000          289,182,000

Property and equipment, net                                   67,909,000           69,190,000
Net receivable from sole stockholder                           6,224,000            4,840,000
Goodwill                                                      39,467,000           40,439,000
Other intangible assets                                        6,327,000            7,211,000
Security deposits                                                890,000              992,000
Other assets                                                   1,819,000            1,047,000
                                                         ---------------       --------------
                                                          $  468,891,000        $ 412,901,000
                                                         ===============       ==============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                     $  147,069,000        $  84,978,000
     Accrued liabilities                                      27,490,000           22,061,000
     Current portion of long-term debt                         4,442,000            5,057,000
                                                         ---------------       --------------
Total current liabilities                                    179,001,000          112,096,000

Long-term debt                                               261,739,000          281,658,000
Commitments and contingent liabilities (Note 2)
Stockholder's equity:
     Common stock                                                      0                    0
     Additional paid-in capital                                3,780,000            1,864,000
     Retained earnings                                        24,371,000           17,283,000
                                                         ---------------       --------------
Total stockholder's equity                                    28,151,000        $  19,147,000
                                                         ---------------       --------------
                                                          $  468,891,000        $ 412,901,000
                                                         ===============       ==============


See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                            Three months ended September 30                   Nine months ended September 30
                                             1999                      1998                   1999                      1998
                                       ----------------            --------------        ---------------           ---------------
Net sales                               $   347,663,000             $ 335,724,000         $  895,921,000            $  865,375,000
Cost of sales                               265,929,000               258,232,000            686,235,000               665,486,000
                                       ----------------            --------------        ---------------           ---------------
Gross profit                                 81,734,000                77,492,000            209,686,000               199,889,000

Operating expenses:
   Distribution centers                      60,123,000                57,562,000            167,265,000               167,407,000
   General and administrative                 4,454,000                 3,776,000             12,956,000                12,164,000
   Amortization of intangibles                  414,000                   434,000              1,280,000                 1,301,000
   Non-recurring charge (Note 2)                      0                         0              4,100,000                         0
                                       ----------------            --------------        ---------------           ---------------
                                             64,991,000                61,772,000            185,601,000               180,872,000
                                       ----------------            --------------        ---------------           ---------------
Operating income                             16,743,000                15,720,000             24,085,000                19,017,000

Other income (expense):
   Interest income                              132,000                   104,000                376,000                   426,000
   Interest expense                          (5,751,000)               (6,491,000)           (17,204,000)              (19,213,000)
                                       ----------------            --------------        ---------------           ---------------
                                             (5,619,000)               (6,387,000)           (16,828,000)              (18,787,000)
                                       ----------------            --------------        ---------------           ---------------
Income before provision
   for income taxes                          11,124,000                 9,333,000              7,257,000                   230,000
Provision for income taxes                       54,000                    45,000                169,000                   121,000
                                       ----------------            --------------        ---------------           ---------------
Net income                                   11,070,000                 9,288,000              7,088,000                   109,000

Retained earnings at beginning
   of period                                 13,301,000                10,749,000             17,283,000                19,928,000
                                       ----------------            --------------        ---------------           ---------------
Retained earnings at end
   of period                            $    24,371,000             $  20,037,000         $   24,371,000            $   20,037,000
                                       ================            ==============        ===============           ===============



See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Nine months ended September 30
                                                          -----------------------------------------------------
                                                                     1999                          1998
                                                          -----------------------       -----------------------
Operating activities
Net income                                                           $  7,088,000                  $    109,000
Adjustments to reconcile net income to cash provided
   by operating activities net of acquisitions:
     Depreciation                                                      10,709,000                    10,461,000
     Amortization                                                       1,280,000                     1,301,000
     Amortization of deferred financing costs                             576,000                       328,000
     Provision for doubtful accounts                                    7,997,000                     5,058,000
     Loss on disposal of property and equipment                           183,000                       157,000
     Changes in operating assets and liabilities:
          Accounts receivable                                         (31,889,000)                  (39,161,000)
          Inventories                                                 (33,444,000)                  (23,508,000)
          Prepaid expenses and other                                     (420,000)                      216,000
          Security deposits                                               102,000                        11,000
          Other assets                                                   (769,000)                   (2,011,000)
          Accounts payable                                             62,090,000                    59,782,000
          Accrued liabilities                                           5,429,000                     1,723,000
                                                          -----------------------       -----------------------
Cash provided by operating activities                                  28,932,000                    14,466,000

Investing activities
Additions to property and equipment                                   (10,671,000)                   (9,666,000)
Proceeds from disposal of property and equipment                        1,119,000                       608,000
Acquisitions of business                                               (1,042,000)                   (2,273,000)
                                                          -----------------------       -----------------------
Cash used in investing activities                                     (10,594,000)                  (11,331,000)

Financing activities
Net borrowings under line of credit                                   (10,355,000)                   (6,319,000)
Proceeds from notes payable                                                     0                     3,683,000
Payments on notes payable                                             (10,179,000)                   (3,517,000)
Contributions from stockholder                                          1,916,000                             0
Net change in receivable from sole stockholder                         (1,384,000)                    1,995,000
                                                          -----------------------       -----------------------
Cash used in financing activities                                     (20,002,000)                   (4,158,000)
                                                          -----------------------       -----------------------

Net decrease in cash                                                   (1,664,000)                   (1,023,000)
Cash at beginning of period                                             4,682,000                     4,140,000
                                                          -----------------------       -----------------------
Cash at end of period                                                $  3,018,000                  $  3,117,000
                                                          =======================       =======================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 1999

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Commitments and Contingent Liabilities

     At September 30, 1999 and December 31, 1998, the Company had guaranteed debt of the sole stockholder in the amounts of $1,901,000 and $1,939,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $3,664,000 at September 30, 1999 and $2,764,000 at December 31, 1998, with respect to debt of the Company's sole stockholder and his affiliates.

     In connection with the purchase of certain distribution business assets of Viking Building Products, Inc. and Viking Aluminum Products, Inc. (VAP) in 1997, the Company entered into a five year supply agreement with VAP, regarding the sale to ABC of windows, awnings, doors and related products manufactured by VAP. The supply agreement specified minimum annual purchases through May 2002 and damages for shortfalls. The Company did not meet the required minimum annual purchases for 1998. In February 1999, the Company filed a lawsuit in the U.S. District Court for the Western District of Wisconsin seeking damages related to warranty and quality issues, among other issues. VAP instituted a lawsuit in the U.S. District Court for the Southern District of New York seeking approximately $2,250,000 in damages under the terms of the supply agreement for the period through December 31, 1998.

     The Company and VAP are having ongoing discussions with the goal of reaching a mutually acceptable settlement. As a result of these discussions, the Company recorded a $4.1 million non-recurring charge relating to an estimated settlement and estimated legal and other expenses during the second quarter of 1999. As part of this settlement, the Company anticipates receiving substantially lower minimum purchase requirements and to conclude the supply agreement on December 31, 2000. The Company believes it will meet these revised requirements.

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

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                                        September 30, 1999                December 31, 1998
                                                  ---------------------------       ---------------------------
Current assets:
     Accounts receivable from ABC                                 $ 8,806,000                       $ 3,596,000
     Other current assets - third parties                           3,355,000                         3,633,000
                                                  ---------------------------       ---------------------------
Total                                                              12,161,000                         7,229,000
Noncurrent assets                                                     738,000                           655,000
Current liabilities                                                (8,908,000)                       (5,821,000)
Noncurrent liabilities                                                    ---                               ---


                                                                  Nine months ended September 30
                                                  ------------------------------------------------------------
                                                              1999                             1998
                                                  ---------------------------      ---------------------------
Net sales:
     To ABC                                                       $37,185,000                      $36,739,000
     To third parties                                               2,023,000                        4,487,000
                                                  ---------------------------      ---------------------------
Total                                                              39,208,000                       41,226,000
Gross profit                                                        6,691,000                        6,713,000
Net income                                                          1,928,000                        1,586,000

4.   Comprehensive Income

     The Company's comprehensive income for the three and nine month periods ended September 30, 1999 and 1998, as required to be reported by FASB Statement No. 130, was identical to the actual income reported for those periods.

     Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 40 states as of September 30, 1999, as compared to 204 distribution centers located in 40 states as of December 31, 1998.

     Provision for Income Taxes. ABC and its subsidiaries are operated as Subchapter S corporations under the Internal Revenue Code. As a result, these entities do not incur federal and state income taxes (except with respect to certain states) and, accordingly, no discussion of income taxes is included in "Results of Operations" below. Federal and state income taxes (except with respect to certain states) on the income of such corporations are incurred and paid directly by the Company's sole stockholder. Such corporations have historically made periodic distributions to the stockholder with respect to such tax liabilities. The Company is party to a Tax Allocation Agreement with the sole stockholder, pursuant to which he will receive distributions from the Company with respect to taxes associated with the Company's income.

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

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 1999 and 1998:

                                         Three months ended September 30,                    Nine months ended September 30,
                                          1999                      1998                      1999                      1998
                                 -------------------       -------------------       -------------------       -------------------
Income statement data:
     Net sales                                 100.0%                    100.0%                    100.0%                    100.0%
     Cost of sales                              76.5                      76.9                      76.6                      76.9
                                 -------------------       -------------------       -------------------       -------------------
     Gross profit                               23.5                      23.1                      23.4                      23.1
Operating expenses:
     Distribution centers                       17.3                      17.2                      18.7                      19.3
     General and administrative                  1.3                       1.1                       1.4                       1.4
     Amortization                                0.1                       0.1                       0.1                       0.2
     Non-recurring charge                        0.0                       0.0                       0.5                       0.0
                                 -------------------       -------------------       -------------------       -------------------
Total operating expenses                        18.7                      18.4                      20.7                      20.9
                                 -------------------       -------------------       -------------------       -------------------
Operating income                                 4.8%                      4.7%                      2.7%                      2.2%
                                 ===================       ===================       ===================       ===================

Comparison of the Three and Nine Month Periods Ended September 30, 1999 to the Three and Nine Month Periods Ended September 30, 1998

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality".

     Net sales for the three months ended September 30, increased by 3.6% in 1999 to $347.7 million from $335.7 million in 1998. Net sales for the nine months ended September 30, increased by 3.5% in 1999 to $895.9 million from $865.4 million in 1998. Comparable distribution center sales growth were 3.8% and 3.6% for the three and nine month periods ended September 30, respectively.

     Gross profit for the three months ended September 30, increased by 5.5% in 1999 to $81.7 million from $77.5 million in 1998. Gross profit for the nine months ended September 30, increased by 4.9% in 1999 to $209.7 million from $199.9 million in 1998. The increases for both the three and nine month periods are primarily a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended September 30 increased to 23.5% in 1999, from 23.1% in 1998. Gross profit, as a percentage of net sales, for the nine months ended September 30, increased to 23.4% in 1999, from 23.1% in 1998. The increases for both the three and nine month periods are principally due to management's focus on improving gross profit through increased sales of products with higher gross profit margins.

     Distribution center operating expenses for the three months ended September 30, increased by $2.5 million to $60.1 million in 1999, from $57.6 million in 1998. As a percent of net sales, distribution center operating expenses for the three months ended September 30, increased to 17.3% in 1999 from 17.2% in 1998. The increase is due to an increase in the provision for doubtful accounts of $1.1 million or 0.3% of net sales being partially offset by the actual third quarter improvement in payroll related expenses as a percentage of net sales.

     For the nine months ended September 30, distribution center operating expenses decreased by $0.1 million to $167.3 million in 1999, from $167.4 million in 1998. As a percent of net sales, distribution center operating expenses for the nine months ended September 30, decreased to 18.7% in 1999 from 19.3% in 1998. The improvement for the nine month period is the result of two factors. The first factor is an increased focus on controlling operating expenses at all distribution centers. This effort began in mid 1998, and continues today. The majority of the focus is being placed on controlling payroll expenses which comprise more than 50 percent of the operating expenses. Second, the Company has historically selected acquisition candidates based, in part, on the opportunity to improve their operating results. As a result of over 50 distribution center acquisitions in 1997, the 1998 distribution center operating expenses included distribution centers that were not yet fully integrated into the Company's operations during the first half of 1998.

     Partially offsetting these two factors is an increase in the provision for doubtful accounts of $2.9 million to $8.0 million for the nine months ended September 30, 1999 from $5.1 million for the same period in 1998. This increase is a continuation of the collection trends experienced by the Company during the last half of 1998.

     General and administrative expenses for the three months ended September 30, increased by $0.7 million to $4.5 million in 1999, from $3.8 million in 1998. For the nine months ended September 30, general and administrative expenses increased by $0.8 million to $13.0 million in 1999 from $12.2 million in 1998.

     Non-recurring charge of $4.1 million relates to the estimated settlement with VAP and related legal and other expenses. See Note 2, Commitments and Contingent Liabilities, to the condensed consolidated financial statements.

     Operating income for the three months ended September 30, increased by $1.0 million to $16.7 million in 1999, from $15.7 million in 1998. Operating income for the nine months ended September 30, increased by $5.1 million to $24.1 million in 1999 from $19.0 million in 1998. The increase for the nine months ended September 30, is due to the improvement in gross profit being partially offset by the non-recurring charge of $4.1 million related to the estimated VAP settlement.

     Interest expense for the three months ended September 30, decreased by $0.7 million or 11.4% to $5.8 million in 1999 from $6.5 million in 1998. For the nine months ended September 30, interest expense decreased by $2.0 million or 10.5% to $17.2 million in 1999 from $19.2 million in 1998. The reduction for both the three and nine month periods is due to decreased interest rates on the Company's LIBOR based borrowings, a reduction in the Company's average borrowings, and the refinancing of several equipment and other notes.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $28.9 million for the nine months ended September 30, 1999, as compared to $14.5 million for the same period in 1998. The increase was due in part to the net income improvement of $7.0 million, a $2.3 million increase in accounts payable, a $3.7 million increase in accrued liabilities, as well as a reduction in cash used for accounts receivable of $7.3 million. These items were partially offset by a $9.9 million increase in cash used for inventory purchases.

     Cash Flows from Investing Activities. Net cash used in investing activities was $10.6 million and $11.3 million for the nine months ended September 30, 1999 and 1998, respectively. The reduction is due principally to reduced expenditures for acquisitions.

     Cash Flows from Financing Activities. Net cash used in financing activities was $20.0 million for the nine months ended September 30, 1999 as compared to $4.2 million for the nine months ended September 30, 1998. The increase is due primarily to reductions in long-term debt, offset by the sole stockholder's $1.9 million remittance of tax refunds to the Company.

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

     During November 1999, the Company executed an extension of its revolving credit agreement with its lending institutions. The agreement extended the expiration date from June 2000 to June 2002, with terms similar to those which are currently in place.

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

                         Assessment     Remediation       Testing      Implementation
                       --------------  --------------  --------------  --------------
IT System              100%  complete  100%  complete  100%  complete  98%  complete
Expected completion    Complete        Complete        Complete        November 1999

Non-IT System          100% complete   100% complete   97% complete    90% complete
Expected completion    Complete        Complete        November 1999   November 1999

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

Part II.  Other Information

Item 1.  Legal Proceedings
         See Note 2, Commitments and Contingent Liabilities, to the Condensed Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         10.1 Third Amendment to the Second Amended and Restated Loan and Security Agreement among American Builders and Contractors Supply Co., Inc., and Bank of America, N.A., as Agent and a Lender.

         27 Financial Data Schedule

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Builders and Contractors Supply
                                                  Co., Inc.



       November 9,  1999             /s/ Kendra A. Story
  -------------------------          -------------------
       Date:                             Kendra A. Story
                                         Chief Financial Officer and Director

Exhibit Index

Exhibit No.    Description
-----------    -----------

10.1 Third Amendment to the Second Amended and Restated Loan and Security Agreement among American Builders and Contractors Supply Co., Inc., and Bank of America, N.A. as Agent and a Lender.


27             Financial Data Schedule