Form 10-K405
period 1999-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2000-03-20
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999 or

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

  Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                    PART I

ITEM 1.  BUSINESS

  General

  American Builders & Contractors Supply Co., Inc. (the Company or ABC) is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 40 states. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, as well as credit services and marketing support. For the year ended December 31, 1999, the Company generated net sales of $1.2 billion.

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

  ABC was founded in 1982 by Kenneth A. Hendricks, the sole stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $638.8 million for the year ended December 31, 1995 to $1.2 billion for the year ended December 31, 1999, representing a compound annual growth rate of 17.0%. In addition, comparable distribution center sales have grown at an average annual rate of 5.0% over the same period.

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

  Residential roofing products and accessories. The Company distributes a broad selection of shingles, felt, roof tile, wood shakes, flashings, vents and other roofing products to residential roofing contractors. Principal brands of residential roofing products include GAF(R), Elk(R), Owens-Corning(R), Tamko(R), and CertainTeed(R).

  Commercial roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Johns Manville(R), GAF(R), US Intec(R), Firestone(R), Atlas(R), and Mule-Hide(R). Mule-Hide primarily sells its private label roofing systems through ABC's distribution centers.

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

  The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 1999, 1998 and 1997:

                                                                          Total Net Sales
                                                               ------------------------------------
          Product Categories                                        1999        1998        1997
                                                               ------------------------------------
                                                                           (in millions)
          Residential roofing                                  $      668.2    $  612.7    $  472.1
          Commercial roofing                                          261.6       266.9       240.6
          Siding                                                      131.1       136.5       129.5
          Windows                                                      99.6       103.8        65.9
          Other                                                        37.0        42.2        51.2
                                                               ------------------------------------
            Total for all categories                           $    1,197.5    $1,162.1    $  959.3
                                                               ====================================

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

  Distribution Center Operations

  The Company operates 200 local distribution centers located in 40 states. Since January 1, 1997 the Company has opened 21 distribution centers, closed 13 distribution centers and acquired an additional 35 distribution centers (net of consolidations) in connection with its selective acquisition program. A typical distribution center is composed of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 10,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

  Each location is managed by a distribution center manager who oversees the center's employees, including a credit manager, various sales personnel, customer service representatives and delivery and warehouse personnel. The Company allows each distribution center manager to alter the product mix of a given center to meet local market demands and to stock regional products (such as roof tile in the Florida, Texas and California markets). Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 5.0% over the past five years.

  The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                                                             1999      1998     1997
                                                                         ---------------------------
          Distribution centers on January 1                                  204       205       157
          Distribution centers acquired                                        3         4        51
          Distribution centers opened                                          3         7        11
          Acquired distribution centers consolidated                          (6)       (6)      (11)
          Distribution centers closed                                         (4)       (6)       (3)
                                                                         ---------------------------
          Distribution centers on December 31                                200       204       205
                                                                         ===========================

  In 1997, the Company acquired two larger distributors. In May 1997, the Company acquired certain assets of Viking Aluminum Products, Inc., a regional building supply distributor with 12 locations in the northeastern United States. In November 1997, the Company acquired Champ Industries, Inc. (Champ), a regional building supply distributor with 32 locations located primarily in the southwestern and western United States. There has typically been a period following each acquisition in which the acquired business does not perform at the same level as the Company's existing distribution centers while they are being integrated to the Company's systems and policies.

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

  Purchasing

  ABC purchases its products directly from a wide variety of manufacturers, including GAF, Elk Corporation of America, Tamko, Certainteed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Building Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 13.1% of the Company's 1999 product purchases, GAF (including its subsidiaries U.S. Intec, and Leatherback) was the only supplier which represented more than 10% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Employees

  As of December 31, 1999, the Company employed 3,141 full-time and 98 part-time employees, of whom 37 were members of unions. The Company's collective bargaining agreements with its unions expire on various dates, from June 2000 through September 2002. The Company believes that its relations with its employees are good.

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

  The following table sets the geographical location of the Company's distribution centers as of December 31, 1999:

                                               Total Number
Region                                        of  Locations
-------------------------------------------------------------

Midwest                                             47
Northeast                                           33
Southwest                                           31
Southeast                                           40
Rocky Mountain                                      25
Western                                             24
                                           ------------------
                                                   200
                                           ==================

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations. In 1999, the Company settled a lawsuit with Viking Aluminum Products, Inc. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 to the Consolidated Financial Statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 1999. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.

                                                                          Year Ended December 31,
                                                                              (in thousands)
                                                ------------------------------------------------------------------------
                                                       1999            1998           1997          1996          1995
                                                ------------------------------------------------------------------------
Income Statement Data
Net sales                                       $     1,197,509   $  1,162,110    $  959,321     $ 789,103    $  638,821
Cost of sales                                           914,971        894,450       744,186       615,627       501,027
                                                ------------------------------------------------------------------------
Gross profit                                            282,538        267,660       215,135       173,476       137,794

Operating expenses:
     Distribution centers                               226,587        223,602       180,158       140,109       110,783
     General and administrative                          18,040         16,366        13,897        11,878        10,383
     Amortization of intangible assets                    1,686          1,735           747           329           169
     Non-recurring charges                                7,030          3,900             -             -             -
                                                ------------------------------------------------------------------------
Operating income                                         29,195         22,057        20,333        21,160        16,459
Net interest expense                                    (22,413)       (24,532)      (16,480)      (10,457)       (9,092)
                                                ------------------------------------------------------------------------
Income (loss) before   provision for income               6,782         (2,475)        3,853        10,703         7,367
 taxes
Provision for income taxes (1)                              171            170           311           329           338
                                                ------------------------------------------------------------------------
Net income (loss)                               $         6,611   $     (2,645)   $    3,542     $  10,374    $    7,029
                                                ========================================================================
Balance Sheet Data (at end of period)
Accounts receivable, net                        $       143,864   $    149,103    $  143,106     $  92,360    $   73,133
Inventories                                             135,511        130,802       128,847        95,779        79,297
Total assets                                            408,458        412,901       409,622       251,948       205,316
Accounts payable and accrued liabilities                104,773        107,040       100,483        71,805        61,069
Long-term debt, less current maturities                 270,429        281,658       281,206       139,664       113,397
Stockholder's equity                                     27,674         19,147        21,792        31,960        25,524

(1) Consists of certain state and local income taxes. As Subchapter S Corporations under the Internal Revenue Code of 1986, as amended (the
     Code), the Company and its subsidiaries have not been subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has made periodic distributions to Mr. Hendricks in respect of such tax liabilities in accordance with the terms of the Tax Allocation Agreement (as defined herein). See "Certain Relationships and Related Transactions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 1999:

                                                              Year Ended December 31,
                                                        1999           1998           1997
                                                  --------------------------------------------
Income Statement Data
Net sales                                                  100.0%         100.0%         100.0%
Cost of sales                                               76.4           77.0           77.6
                                                  --------------------------------------------
Gross profit                                                23.6           23.0           22.4
Operating expenses:
    Distribution centers                                    18.9           19.2           18.8
    General and administrative                               1.5            1.4            1.4
    Amortization of intangible assets                        0.2            0.2            0.1
    Non-recurring charges                                    0.6            0.3              -
                                                  --------------------------------------------
        Total operating expenses                            21.2           21.1           20.3
                                                  --------------------------------------------
Operating income                                             2.4%           1.9%           2.1%
                                                  ============================================

 Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
                                     1998

  Net sales for the year ended December 31, 1999 increased by 3.0% in 1999 to $1.2 billion. Comparable distribution center sales growth was 3.3% in 1999.

  Gross profit for the year ended December 31, 1999 increased by 5.6% in 1999 to $282.5 million from $267.7 million in 1998. This increase is primarily a result of profits associated with increased sales. Gross profit, as a percentage of net sales in 1999 increased to 23.6% from 23.0% in 1998. The increase is principally due to management's continued focus on improving gross profit through increased sales of products with higher gross profit margins.

  Distribution center operating expenses for the year ended December 31, 1999 increased by 1.3% in 1999 to $226.6 million from $223.6 million in 1998. As a percentage of net sales, distribution center operating expenses decreased to 18.9% in 1999 from 19.2% in 1998. This improvement is the result of two factors. The first factor is an increased focus on controlling operating expenses at all distribution centers. The majority of the focus is being placed on controlling payroll expenses, which comprise more than 50 percent of the operating expenses. Secondly, during 1998 distribution center operating expenses included the integration of over 50 distribution centers from the 1997 acquisitions.

  Partially offsetting these two factors is an increase in the provision for doubtful accounts of $1.9 million in 1999 to $10.6 million from $8.7 million in 1998. This increase is a continuation of the collection trends experienced by the Company during the last half of 1998.

  General and administrative expenses increased by $1.6 million to $18.0 million in 1999 from $16.4 million in 1998. This increase is the result of two factors. First, during the last half of 1998 the Company reevaluated the support needs of its distribution centers. This evaluation resulted in restructuring and adding staff that provides technical support (inventory, sales, fleet) to the distribution centers. This new structure was in place by the end of the first quarter of 1999. Second, this evaluation resulted in a formal training program for key branch personnel. This new training program was initiated during the third quarter of 1999.

 Amortization of intangible assets remained at $1.7 million for both 1999 and 1998.

  Non-recurring charge. In connection with the purchase of certain distribution business assets of Viking Building Products, Inc. and Viking Aluminum Products, Inc. (VAP) in 1997, the Company entered into a five year supply agreement with VAP, regarding the sale to ABC of windows, awnings, doors and related products manufactured by VAP. The supply agreement specified minimum annual purchases through May 2002 and damages for shortfalls. The Company did not meet the required minimum annual purchases for 1998. In February 1999, the Company filed a lawsuit in the U.S. District court for the Western District of Wisconsin seeking damages related to warranty and quality issues, among other issues. VAP instituted a lawsuit in the U.S. District Court for the Southern District of New York seeking approximately $2.3 million in damages under the terms of the supply agreement for the period through December 31, 1998.

  In December 1999, the Company and VAP reached a final settlement whereby the Company paid $6.6 million to VAP. During 1999, the Company recorded a $7.0 million non-recurring charge related to this settlement and estimated legal and other expenses. As part of this settlement, VAP agreed to amend the supply agreement to substantially lower the minimum purchase requirements for 1999 and 2000 and to conclude the supply agreement on December 31, 2000. The Company has met the revised 1999 purchase requirements, and believes it will meet the 2000 purchase requirements.

  Interest expense decreased by $2.2 million to $22.9 million in 1999 from $25.1 million in 1998. The reduction is due to decreased interest rates on the Company's LIBOR based borrowings and a reduction in the Company's average borrowings.

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
                                     1997

  Net sales for the year ended December 31, 1998 increased by $202.8 million, or 21.1%, to $1.2 billion from $959.3 million for the year ended December 31, 1997. Components of the change in net sales are as follows:

  Distribution Centers                               1998           1997        $ Increase      % Increase
                                             ------------------------------------------------------------
                                                               (in  millions)
  In operation prior to January 1, 1996            $  814.7         $784.2          $ 30.5              3.9%
  Acquired in 1996                                     59.2           52.3             6.9             13.2
  Opened by the Company in 1996                        32.0           26.4             5.6             21.2
  Acquired in 1997                                    187.6           78.4           109.2            139.3
  Opened by the Company in 1997                        53.0           18.0            35.0            194.4
  Acquired  in 1998                                     5.9              -             5.9                -
  Opened by the Company in 1998                         9.7              -             9.7                -
                                             ------------------------------------------------------------
    Total                                          $1,162.1         $959.3          $202.8             21.1%
                                               ============================================================

  Gross profit for the year ended December 31, 1998 increased by $52.6 million, to $267.7 million in 1998 from $215.1 million in 1997, primarily as a result of profits associated with increased sales. Gross profit, as a percent of sales, increased from 22.4% in 1997 to 23.0% in 1998 primarily due to management's focus on improving gross profit percentage through increased sales of higher profit margin products. In addition, direct sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit percentages than sales from the distribution center's warehouse, decreased as a percentage of total sales in 1998.

  Distribution center operating expenses for the year ended December 31, 1998 increased by 24.1% to $223.6 million in 1998 from $180.2 million in 1997. As a percentage of net sales, distribution center operating expenses increased to 19.2% in 1998 from 18.8% in 1997. The 1998 increase is the result of the Company completing the integration of over 50 distribution centers from 1997 acquisitions. Considerable time and efforts were focused on converting the 1997 acquired accounts to the Company's credit and collection policies. During this conversion process, the Company's provision for doubtful accounts increased to $8.7 million in 1998 from $4.5 million in 1997.

  Distribution center operating income, which consists of net sales less cost of sales and operating expenses for the distribution centers, increased $9.1 million or 26.0% to $44.1 million in 1998 from $35.0 million in 1997.

  Components of distribution center operating income (loss) and the change therein are as follows:

Distribution Centers                          1998       1997     Change
                                          ------------------------------
                                                   (in millions)
In operation prior to January 1, 1996        $38.5      $35.7      $ 2.8
Acquired in 1996                               0.7        0.0        0.7
Opened by the Company in 1996                  0.2       (1.2)       1.4
Acquired in 1997                               3.4        0.8        2.6
Opened by the Company in 1997                  1.3       (0.3)       1.6
Acquired in 1998                               0.1          -        0.1
Opened by the Company in 1998                 (0.1)         -       (0.1)
                                          ------------------------------
  Total                                      $44.1      $35.0      $ 9.1
                                          ==============================

  The table set forth above illustrates that the Company's commitment to growth has a significant impact on distribution center operating income. Although distribution centers in operation prior to January 1, 1996 accounted for only 70.1% of net sales in 1998, such distribution centers accounted for 87.3% of distribution center operating income.

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

  Non-recurring charge of $3.9 million relates to a net loss incurred due to financial problems experienced by a customer. For many years, the Company had done a significant volume of business with a large commercial roofing contractor in Chicago, IL. In 1998, the contractor's assets and business were foreclosed upon by its bank. At that time, the Company had notes receivable for $4,698,000 from the contractor. Prior to this action by the bank, the contractor was expanding his business and hand been paying the Company on a timely basis. In an effort to reduce its loss as well as for other business reasons, the Company made a decision to purchase the contractor's assets from the bank, finish the contracts in process, collect the receivables, and sell the remaining assets. The non-recurring expense is the net of the customer's uncollectible notes receivable, plus costs incurred, less anticipated recoveries.

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

  Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by (used in) operations was $23.3 million for the year ended December 31, 1999 compared to $11.8 million for the year ended December 31, 1998 and $(1.7) million for the year ended December 31, 1997. The increase in 1999 was principally due to improved earnings. The increase in 1998 was principally due to an increased level of accounts payable.

  Cash Flows from Investing Activities. Net cash used in investing activities was $13.9 million, $13.1 million and $111.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's investing activities consist primarily of costs associated with the acquisition of building products distributors and capital expenditures. Acquisition of businesses were $1.0 million, $2.3 million and $86.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures were $14.2 million, $12.4 million and $25.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(9.3) million, $1.8 million and $114.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building products distributors and, to a lesser extent, distributions to the Company's sole stockholder in respect of tax liabilities related to the Company.

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

  Senior Subordinated Notes. As of December 31, 1999, the Company had $90.7 million of unsecured Senior Subordinated Notes bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement. During 1999 the Company repurchased and retired $9.3 million of the Senior Subordinated Notes.

  Revolving Credit Agreement. The Company is party to a credit agreement due June 2002, which as of December 31, 1999, permitted revolving borrowings of up to $250 million under the revolving line of credit indebtedness (the Revolver). Debt outstanding under this agreement as of December 31, 1999 was $157.9 million and borrowings under the Revolver are secured by accounts receivable and inventories.

  Year 2000 Update

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Expenditures in connection with remediating its systems were not material to the Company's operations during 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its services, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Inflation

  The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 1999.

Forward Looking Statements

  This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things:
(i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from its acquisition strategy, (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its notes payable to banks under the Revolver. If market interest rates for such borrowings average 1% more during 2000 than they did during 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.6 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedules are listed in Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to (i) each member of the Company's Board of Directors (the Board), (ii) each executive officer of the Company and (iii) certain key employees of the Company.

Name                         Age                           Position
--------------------------------------------------------------------------------
Kenneth A. Hendricks          58    Chief Executive Officer and Chairman of the
                                    Board
David Luck                    50    President and Chief Operating Officer and
                                    Director
Diane Hendricks               52    Executive Vice President, Secretary, and
                                    Director
Kendra Story                  40    Chief Financial Officer, Treasurer, and
                                    Director
Robert Bartels                51    Senior Vice President of Operations
Keith Rozolis                 40    Vice President of Strategic Marketing
                                    and Planning
Gil Aleman                    56    Director
Kent Nelson                   55    Director

  Kenneth A. Hendricks serves as Chief Executive Officer and Chairman of the Board. Prior to July 1998 when Mr. David Luck was hired, Mr. Hendricks also served as the President. Prior to 1982, Mr. Hendricks was the owner and operator of a number of successful exterior building contracting businesses and real estate businesses.

  David Luck has served as President and Chief Operating Officer since July of 1998. In May of 1999, Mr. Luck became a director of the Company. Prior to joining ABC, he was the President of Bridgestone/Firestone Retail Operations Division, and the Senior Vice President of Bridgestone/Firestone, Inc. As president he was responsible for 1,550 retail stores selling tires and automotive services. Mr. Luck spent twenty-eight years with Bridgestone/Firestone and held a variety of positions with increasing responsibilities.

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

  Robert Bartels has served as the Company's Senior Vice President of Operations since September of 1997, prior to which, he was the Director of Purchasing since 1996. From 1971 to 1996, Mr. Bartels was employed by several leading manufacturers in the building materials industry with a variety of positions with increasing responsibilities, which included national marketing and sales and as vice president of sales.

  Keith Rozolis has served as the Vice President of Strategic Marketing and Planning since July 1999. Prior to joining ABC, Mr. Rozolis was with Bridgestone/Firestone Retail Operations division since 1993, where he served in several capacities including a Director of Tire Marketing. He also directed key strategic initiatives related to tire marketing, automotive service (MasterCare), systems and process reengineering, and collaborative internet strategies for Bridgestone/Firestone. Mr. Rozolis earned a Masters degree from the J.L. Kellogg Graduate School of Management Northwestern University and a B.S. in Business Administration from Bucknell University.

  Gil Aleman has served as a director of the Company since 1997. Mr. Aleman is currently the Director of Operations for American Mortgage Capital Inc., a major lender for all types of mortgages. Previously he served as President of the Celotex roofing division for Jim Walter Corporation from 1985 to 1997. Prior to 1985, Mr. Aleman served as President of Jim Walter Window Components, a division of Jim Walter Corporation.

  Kent Nelson has served as a director of the Company since 1997. Mr. Nelson is currently Chief Executive Officer and President of TJ Adams Group, LLC, a regional insurance broker, and is an adjunct professor of management at the Graduate School of Business, Northern Illinois University. From 1989 to 1998, Mr. Nelson was Managing Director and a member of the Executive Committee of Aon Risk Services of Illinois, Inc., an international insurance broker.

  Kenneth and Diane Hendricks are husband and wife. Kendra Story is a daughter of Mr. Hendricks.

ITEM 11.  EXECUTIVE COMPENSATION

  The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 1999 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1999.

                                                                                                    All Other
Name and Principal Position                                      Annual Compensation             Compensation (1)
----------------------------------------------------------------------------------------------------------------
                                                                Annual           Bonus
Kenneth A. Hendricks                                         $1,000,000                  -                $1,080
 Chief Executive Officer and Chairman of the Board
David Luck                                                      533,000            750,000                 6,000
 President and Chief Operating Officer
Diane M. Hendricks                                              250,000                  -                 1,905
 Executive Vice President and Secretary
Kendra Story                                                    200,000                  -                   720
 Chief Financial Officer and Treasurer
Robert Bartels                                                  175,000                  -                     0
 Senior Vice President of Operations

   (1)  Consists of estimated amounts paid by the Company for automobiles.

      Mr. Luck is party to an agreement with the Company dated May 18, 1998, which provides for his employment through April 30, 2005. As part of the agreement, Mr. Luck received a one-time bonus of $1,500,000, one half of which was paid in 1998 and the other half in 1999. The one-time bonus is subject to repayment under conditions specified in the agreement. The agreement provides a bonus program and severance package, and also contains noncompetion and nonsolicitation covenants covering the term of the agreement plus two years from the date of termination.

      Mr. Bartels is party to an agreement with the Company dated November 30, 1998 and amended November 30, 1999, which provides for his employment for a five year period commencing on January 1, 1999. The agreement provides a bonus program and severance package, and also contains noncompetion and nonsolicitation covenants covering the term of the agreement plus two years from the date of termination.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), ABC Express, Inc. (Express), Amfinity Capital, LLC (Amfinity), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties (HCP), Hendricks Carolina Properties, LLC (Carolina), Hendricks Peachtree, LLC (Peachtree), Hendricks Michigan Properties, LLC (Michigan), Hendricks Oregon Properties, LLC (Oregon), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC's sole stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Express provides transportation services for the Company. The Company leases properties from Water Tower, Carolina, Peachtree, Michigan, Oregon, and HCP. Amfinity provides business advisory services. APIA is an insurance broker who provides services and arranges insurance for ABC. The Company believes that the transactions between ABC and the Related Entities have generally been conducted on an arm's-length basis.

  In connection with certain of the Company's acquisitions, the Company's sole stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 1999 was approximately $5.3 million and $4.8 million as of December 31, 1998. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. The Company's debt agreements will permit it to lend up to $10.0 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its bank borrowings. The maximum amount of such borrowings at any time during the three years ended December 31, 1999, occurred in April 1997 and aggregated $8.2 million.

  As described above, as of December 31, 1999, the Company leased 102 facilities from Mr. Hendricks or his affiliates compared to 98 facilities as of December 31, 1998. For the years ended December 31, 1999 and 1998, the Company paid $12.8 million and $10.2 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and are adjusted annually to reflect changes in the consumer price index.

  As of December 31, 1999 and 1998, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $5.5 million and $4.7 million, respectively. Such guarantees and letters of credit are primarily related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in July 1999 and aggregated $5.5 million.

  Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $11.8 million and $9.5 million in 1999 and 1998, respectively, for claim liabilities, as determined by an independent actuarial service

  During 1997, the Company entered into an employment agreement (Employment Agreement) with Mr. Hendricks which provided for an annual salary of $1.0 million, subject to annual increases if approved by a majority of ABC's independent directors, of up to 20.0% of his salary in the preceding year. Effective January 1, 2000 the independent directors approved a $200,000 annual raise for Mr. Hendricks. His Employment Agreement automatically renews unless ABC or Mr. Hendricks otherwise elect.

  The Company has entered into a Tax Allocation Agreement with Mr. Hendricks pursuant to which he will receive distributions from each of the Company and its wholly owned subsidiaries with respect to taxes payable by Mr. Hendricks associated with the operations of each entity.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) FINANCIAL STATEMENTS


AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

                                                                                                              Page
                                                                                                             -----
Report of Ernst & Young LLP, Independent Auditors                                                              16
Consolidated Balance Sheets as of December 31, 1999 and 1998                                                   17
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                     18
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997           19
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                     20
Notes to Consolidated Financial Statements                                                                     21

    (2.) FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

    (3.) LISTING OF EXHIBITS

    Exhibit 27 - Financial Data Schedule

(b) CURRENT REPORTS ON FORM 8-K:

    During the quarter ended December 31, 1999, the Company had no current filings on Form 8-K.

(c) EXHIBITS:

    See Exhibit Index submitted as a separate section of this report.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
American Builders & Contractors Supply Co., Inc.

  We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin
March 6, 2000

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                                              December 31,
                                                                                           1999             1998
                                                                                       --------------------------
Assets (Note 3)
Current assets:
  Cash                                                                                 $   4,717         $  4,682
  Accounts receivable, less allowance for doubtful accounts of $6,975--
    1999 and $7,164--1998                                                                143,864          149,103
  Inventories                                                                            135,511          130,802
  Prepaid expenses and other                                                               3,672            4,595
                                                                                       --------------------------
     Total current assets                                                                287,764          289,182
Property and equipment, net (Note 4)                                                      67,515           69,190
Receivable from sole stockholder and affiliates (Note 6)                                   5,320            4,840
Goodwill, net of accumulated amortization of $3,089--1999 and $1,794--1998                39,143           40,438
Other intangible assets, net of accumulated amortization of $2,625--1999 and
     $1,578--1998                                                                          6,200            7,211
Security deposits                                                                            740              992
Other assets                                                                               1,776            1,048
                                                                                       --------------------------
                                                                                       $ 408,458         $412,901
                                                                                       ==========================
Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                                                     $  82,497         $ 84,979
  Accrued payroll and benefits                                                             9,930            9,028
  Accrued liabilities                                                                     12,346           13,033
  Current portion of long-term debt (Note 3)                                               5,582            5,056
                                                                                       --------------------------
     Total current liabilities                                                           110,355          112,096
Long-term debt (Note 3)                                                                  270,429          281,658
Commitments and contingent liabilities (Notes 5, 6 and 7)
Stockholder's equity:
       Common stock $0.01 par value; 1,000 shares authorized, 147.04 shares
           issued and outstanding                                                              -                -
  Additional paid-in capital                                                               3,780            1,864
  Retained earnings                                                                       23,894           17,283
                                                                                       --------------------------
     Total stockholder's equity                                                           27,674           19,147
                                                                                       --------------------------
                                                                                       $ 408,458         $412,901
                                                                                       ==========================

                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      Year Ended December 31,
                                                            1999               1998               1997
                                                         ------------------------------------------------
Net sales                                                $1,197,509         $1,162,110           $959,321
Cost of sales                                               914,971            894,450            744,186
                                                         ------------------------------------------------
Gross profit                                                282,538            267,660            215,135
Operating expenses:
  Distribution centers                                      226,587            223,602            180,158
  General and administrative                                 18,040             16,366             13,897
  Amortization of intangible assets                           1,686              1,735                747
  Non-recurring charges (Note 10)                             7,030              3,900                  -
                                                         ------------------------------------------------
                                                            253,343            245,603            194,802
                                                         ------------------------------------------------
Operating income                                             29,195             22,057             20,333
Other income (expense):
  Interest income                                               500                542                470
  Interest expense                                          (22,913)           (25,074)           (16,950)
                                                         ------------------------------------------------
                                                            (22,413)           (24,532)           (16,480)
                                                         ------------------------------------------------
Income (loss) before provision for income taxes               6,782             (2,475)             3,853
Provision for income taxes                                      171                170                311
                                                         ------------------------------------------------
Net income (loss)                                        $    6,611         $   (2,645)          $  3,542
                                                         ================================================

                            See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)

                                           Common             Additional             Retained         Total Stock-
                                           Stock            Paid-in Capital          Earnings       holder's Equity
                                         --------------------------------------------------------------------------
Balance at December 31, 1996                $ 109                $1,215             $ 30,637              $ 31,961
Net income                                      -                     -                3,542                 3,542
Contributions by sole stockholder               -                   540                    -                   540
Distributions to sole stockholder               -                     -              (14,251)              (14,251)
Change state of incorporation                (109)                  109                    -                     -
                                         -------------------------------------------------------------------------
Balance at December 31, 1997                    -                 1,864               19,928                21,792
Net loss                                        -                     -               (2,645)               (2,645)
                                         -------------------------------------------------------------------------
Balance at December 31, 1998                    -                 1,864               17,283                19,147
Net income                                      -                     -                6,611                 6,611
Contributions by sole stockholder               -                 1,916                    -                 1,916
                                         -------------------------------------------------------------------------
Balance at December 31, 1999                $   -                $3,780             $ 23,894              $ 27,674
                                         =========================================================================

                            See accompanying notes.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Year Ended December 31,
                                                                                 1999            1998          1997
                                                                              ------------------------------------------
Operating activities
Net income (loss)                                                              $  6,611         $ (2,645)      $   3,542
Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities, net of acquisitions:
  Depreciation                                                                   14,330           14,051          11,117
  Amortization                                                                    1,686            1,735             747
  Amortization of deferred financing costs                                          670              435             233
  Non-recurring charge                                                                -            3,900               -
  Provision for doubtful accounts                                                10,648            8,690           4,464
  Loss on disposal of property and equipment                                        282              454             306
  Change in operating assets and liabilities:
     Accounts receivable                                                         (5,202)         (18,213)        (12,973)
     Inventories                                                                 (3,941)          (1,350)         (2,980)
     Prepaid expenses and other                                                     930             (833)         (1,855)
     Security deposits                                                              252               33             296
     Other assets                                                                  (728)            (969)            843
     Accounts payable                                                            (2,482)           6,490          (9,062)
     Accrued liabilities                                                            215               66           3,628
                                                                       -------------------------------------------------
        Cash provided by (used in) operating activities                          23,271           11,844          (1,694)
Investing activities
Additions to property and equipment                                             (14,194)         (12,376)        (25,346)
Proceeds from disposal of property and equipment                                  1,317            1,580             528
Acquisition of businesses                                                        (1,042)          (2,263)        (86,688)
                                                                       -------------------------------------------------
        Cash used in investing activities                                       (13,919)         (13,059)       (111,506)
Financing activities
Net borrowings (payments) under line of credit                                   (5,348)            (482)         47,285
Proceeds from long-term debt                                                      5,000            3,724         100,109
Payments on long-term debt                                                      (10,355)          (3,874)       (13,222)
Net change in receivable from/payable to sole stockholder and                      (480)           2,489         (2,179)
 affiliates
(Distributions to) contributions from sole stockholder                            1,916                -        (13,711)
Deferred financing costs                                                            (50)            (100)        (3,572)
                                                                       ------------------------------------------------
     Cash provided by (used in) financing activities                             (9,317)           1,757        114,710
                                                                       ------------------------------------------------
Net increase in cash                                                                 35              542          1,510
     Cash at beginning of year                                                    4,682            4,140          2,630
                                                                       ------------------------------------------------
     Cash at end of year                                                       $  4,717         $  4,682      $   4,140
                                                                       ================================================
Supplemental disclosures of cash flow information are as follows:
  Cash paid for interest                                                       $ 22,691         $ 24,691         $  15,246
  Cash paid for income taxes                                                        176              325               382

                            See accompanying notes.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

     The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 200, 204 and 205 distribution center locations at December 31, 1999, 1998 and 1997, respectively.

     Inventories

     Inventories, which consist primarily of purchased roofing and siding products, are stated at the lower of cost (average cost basis) or market.

     Property and Equipment

     Property and equipment additions (including leasehold improvements) are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease if shorter. Estimated useful lives are as follows:

       Buildings and improvements            31-39 years
       Warehouse equipment                    5- 7 years
       Vehicles                               2-10 years
       Office furniture and equipment         3- 7 years
       Leasehold improvements                Life of the lease, maximum 10 years

     Goodwill

     Goodwill is amortized over 25 to 35 years using the straight-line method.

     Other intangible assets include noncompete agreements and deferred financing costs which are amortized over the term of the respective agreements or loans (ranging from 3 to 15 years).

     Impairment of Long-Lived Assets

     Property and equipment, goodwill, other intangible assets, and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Nature of Business and Summary of Significant Accounting Policies (continued)

     Revenue Recognition

     The Company recognizes revenue upon delivery of product to the customer, which typically occurs at the Company's distribution center locations.

     Late Payment Charges

     Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to distribution center operating expenses. Late payment charges were approximately $3,861,000, $4,654,000 and $3,505,000 in 1999, 1998 and 1997, respectively.

     Advertising

     Advertising costs are expensed in the period incurred. Total advertising expense was approximately $4,001,000, $3,990,000, and $3,896,000 for 1999, 1998
and 1997, respectively.

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

     Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of approximately $171,000, $170,000, and $311,000 have been made for such income taxes for the years ended December 31, 1999, 1998 and 1997, respectively.

     Net income (loss) differs from the amount currently taxable to the Company's sole stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes, principally inventory costs capitalized, bad debts and depreciation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Business Acquisitions

     The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition.

1999 Acquisitions

     During 1999, the Company made three acquisitions, with an aggregate cost of approximately $1,000,000. The cost of the acquisitions approximated the fair value of the net assets acquired.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Business Acquisitions (continued)

1998 Acquisitions

     On January 19, 1998, the Company acquired certain assets and assumed certain liabilities of U.S.A. Roofing Supply, Inc. (USA) for a purchase price of approximately $2,300,000. USA was engaged primarily in the wholesale distribution and sale of roofing material and supplies primarily in the Florida market. The excess of cost over the fair value of the net assets acquired totaled $1,000,000.

     Unaudited pro forma financial information for the acquisitions in 1999 and 1998 is not presented because these acquisitions did not have a material impact on the Company's results of operations.

1997 Acquisitions

     On November 3, 1997, the Company acquired the stock or assets of five corporations affiliated with Champ Industries, Inc. (Champ) for a purchase price of approximately $61,000,000. Subsequent to the business combination, the Champ entities acquired through stock acquisitions were merged into the Company.
Champ was engaged primarily in the wholesale distribution and sale of roofing material and supplies (primarily in Texas and California). The excess of cost over the fair value of the net assets acquired, totaled $36,000,000.

     On May 19, 1997, the Company acquired certain assets and assumed certain liabilities of Viking Products, Inc. and certain assets of Viking Aluminum Products, Inc. (collectively, Viking). The purchase price was approximately $26,000,000, which included a $3,000,000 seller note. Viking was a regional distributor of residential roofing, siding and window products to customers located primarily in the northeastern U.S. The excess of cost over the fair value of the net assets acquired, totaled $2,850,000.

     During 1997, the Company also made several other acquisitions, with an aggregate cost of approximately $3,500,000.

3. Long-Term Debt

     Long-term debt consists of the following:

                                                      December 31,
                                                 1999             1998
                                             ---------------------------
                                                    (in thousands)

          Revolving line of credit           $ 157,935         $ 163,283
          Senior Subordinated Notes             90,650           100,000
          Equipment loans                       21,300            16,300
          Mortgage notes payable                 6,001             6,131
          Other notes payable                      125             1,000
                                             ---------------------------
                                               276,011           286,714
          Less current maturities                5,582             5,056
                                             ---------------------------
                                             $ 270,429         $ 281,658
                                             ===========================

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long-Term Debt (continued)

     ABC has a financing agreement with a group of banks (Revolver) which expires on June 30, 2002, under which ABC may borrow, on a revolving credit basis, up to a maximum of $250,000,000. At December 31, 1999, the Company had $25,500,000 of availability under the Revolver. The average availability during 1999 was approximately $43,000,000 based on a percentage of eligible accounts receivable and eligible inventories. Interest on the Revolver at December 31, 1999 was primarily based on LIBOR plus 1.25%. The weighted average interest rate on all borrowings outstanding under the Revolver at December 31, 1999 and 1998 was 7.7% and 6.4%, respectively.

     The Revolver contains various covenants, including, among other things, provisions that place restrictions on ABC's ability to merge or sell its business, sell assets, make investments other than in the ordinary course of business, repurchase stock, or pay dividends. Additional provisions require ABC to maintain specified tangible net worth and cash flow amounts and require that ABC's sole stockholder continue to own at least 51% of the Company's common stock.

     The Company's 10 5/8% Senior Subordinated Notes are due in 2007. During 1999, the Company repurchased and retired $9,350,000 of the Senior Subordinated Notes. The difference between the par value of the Senior Subordinated Notes repurchased and the repurchased price, net of the applicable portion of the unamortized deferred financing fees written off, was not material.

     In 1999, the Company obtained a $5,000,000 note due in 48 monthly principal and interest installments beginning in February 2000. The note is collateralized by specific equipment (delivery trucks, trailers and forklifts) and bears interest at 8.01%. In 1998, the Company refinanced its previous equipment loans with a $16,300,000 note, collaterallized by specific equipment (delivery trucks, trailers, and forklifts). Principal payments of $4,075,000 are due in July 2000 and 2001 with the remaining principal balance due in July 2002. The note bears interest at 7.1% and is payable monthly.

     The mortgage notes payable principally relate to ABC's corporate offices, and are due in monthly principal and interest installments of approximately $50,000 through April 2002, with a final maturity date of May 31, 2002. Interest on the mortgage notes was 8.375% through February 1, 1999. From February 2, 1999 through February 1, 2001 the rate is 7.75%, and is adjusted annually thereafter.

     The Company has various other notes payable with maturity dates ranging from 2000 through 2002. Substantially all of the Company's assets are collateral for the Company's indebtedness.

     Future maturities of long-term debt as of December 31, 1999, are as follows:

                                                               Amount
                                                          ---------------
                                                           (in thousands)
                         Year ending December 31,
                                   2000                        $  5,582
                                   2001                           6,067
                                   2002                         172,481
                                   2003                           1,231
                                   2004                               -
                                Thereafter                       90,650
                                                               --------
                                                               $276,011
                                                               --------

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Property and Equipment

     Property and equipment is comprised of the following:

                                                          December 31,
                                                      1999           1998
                                                    -----------------------
                                                         (in thousands)
Land                                                $  3,610       $  3,370
Buildings and improvements                            13,497         12,730
Warehouse equipment                                   11,048          9,964
Vehicles                                              69,840         65,351
Office furniture and equipment                        12,821         11,857
Leasehold improvements                                14,488         13,838
                                                    -----------------------
                                                     125,304        117,110
Less accumulated depreciation                         57,789         47,920
                                                    -----------------------
                                                    $ 67,515       $ 69,190
                                                    =======================

5. Lease Commitments

     ABC conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2009. Generally, the leases provide that ABC pay all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require ABC to pay real estate taxes.

     As of December 31, 1999, the real estate for 102 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $12,820,000, $10,191,000, and $7,492,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Rent expense under all leases totaled $20,743,000, $20,872,000 and $16,998,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rental payments required as of December 31, 1999, under all leases with initial or remaining terms of more than one year are as follows:

                                                                    Amount
                                                               ---------------
                                                                (in thousands)
                            Year ending December 31,
                              2000                                    $ 19,105
                              2001                                      17,690
                              2002                                      16,378
                              2003                                      13,224
                              2004                                      11,949
                              Thereafter                                35,024
                                                                      --------
                              Future minimum payments required        $113,370
                                                                      ========

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Related-Party Transactions

  The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for the years ended December 31:

                                 1999           1998           1997
                               -------------------------------------
                                           (in thousands)
Accounts receivable            $    49        $    14         $   27
Security deposits                  320            361            414
Sales                               76             94            100
Purchases                          385            110             56
Rent expense                    12,820         10,191          7,492
Interest income                    467            531            466

     Interest on the receivables from the sole stockholder is charged at a rate comparable to the interest rate ABC pays on its Revolver.

     At December 31, 1999 and 1998, the Company had guaranteed debt of the sole stockholder in the amounts of approximately $1,870,000 and $1,939,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximately $3,664,000 and $2,764,000 at December 31, 1999 and 1998, respectively, with respect to debt of the sole stockholder and affiliates.

     An insurance captive, owned by the sole stockholder and spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. The Company paid an insurance broker, also owned by the sole stockholder and spouse, net of reimbursements, approximately $11,762,000, $9,499,000 and $5,880,000 in 1999, 1998 and 1997,
respectively, for claim liabilities, as determined by an independent actuarial service.

7. Contingent Liabilities

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

8. Employee Benefit Plan

     The Company sponsors a 401(k) plan covering substantially all employees. Contributions which are at the discretion of the Company approximated $204,000 and $924,000 in 1998 and 1997, respectively. No discretionary contributions were made in 1999.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Fair Value of Financial Instruments

  The carrying value of cash, accounts receivable, accounts payable and borrowings under the Revolver approximated fair value at December 31, 1999 and 1998. The value of the Senior Subordinated Notes, based on quoted market prices, is as follows:

                                                         December 31,
                                                      1999         1998
                                                  -----------------------
                                                       (in thousands)
                              Par Value             $90,650      $100,000
                              Fair Value             84,305        90,250


     Substantially all of the Company's accounts receivable are due from contractors located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and projects, where applicable. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

10. Non-Recurring Charges

     In connection with the purchase of certain distribution business assets of Viking Building Products, Inc. and Viking Aluminum Products, Inc. (VAP) in 1997, the Company entered into a five year supply agreement with VAP, regarding the sale to ABC of windows, awnings, doors and related products manufactured by VAP. The supply agreement specified minimum purchases of approximately $20,000,000 per year through May 2002 and damages for shortfalls. The Company did not meet the required minimum annual purchases for 1998. In February 1999, the Company filed a lawsuit in the U.S. District court for the Western District of Wisconsin seeking damages related to warranty and quality issues, among other issues. VAP instituted a lawsuit in the U.S. District Court for the Southern District of New York seeking approximately $2,250,000 in damages under the terms of the supply agreement for the period through December 31, 1998.

     In December 1999, the Company and VAP reached a final settlement whereby the Company paid $6,550,000. The Company has recorded a $7,030,000 non-recurring charge related to this settlement and estimated legal and other expenses. As part of this settlement, VAP agreed to amend the supply agreement to substantially lower the minimum purchase requirements for 1999 and 2000 and to conclude the supply agreement on December 31, 2000. The Company has exceeded the revised 1999 purchase requirements of $8,000,000, and believes it will meet the 2000 purchase requirements of $10,000,000.

     For many years, the Company had done a significant volume of business with a large roofing contractor in Chicago. In 1998, the contractor's assets and business were foreclosed upon by its bank. At that time, the Company had notes receivable for $4,698,000 from the contractor.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10. Non-Recurring Charges (continued)

  In an effort to reduce its loss as well as for other business reasons, the Company made a decision to purchase the contractor's assets from the bank, finish the contracts in process, collect the receivables and sell the remaining assets. The following is a summary of the transaction during 1998 (in thousands):

     Note receivable                                                                          $ 4,698
     Purchase of assets from the bank                                                             750
     Expenses incurred to complete work in process, legal expenses and other                    1,527
     Estimated additional expenses to be incurred                                                 525
                                                                                              -------
     Total costs                                                                                7,500
     Amounts realized from sale of assets and collections
          of receivables                                                                       (1,498)
     Estimated additional amounts to be realized                                               (2,102)
                                                                                              -------
     Provision for loss                                                                       $ 3,900
                                                                                              =======

  Included in other current assets in the Company's consolidated balance sheets is approximately $437,000 and $1,577,000 at December 31, 1999 and 1998, respectively, representing the estimated remaining amount to be realized net of estimated expenses to be incurred.

11. Summarized Financial Information about Guarantor Subsidiaries

  The following is summarized aggregated financial information for Mule-Hide and Amcraft, both of which fully, unconditionally, jointly, and severally guarantee the Senior Subordinated Notes issued by ABC. The amounts are before consolidated level elimination entries (i.e. sales to ABC and accounts receivable from ABC are eliminated in consolidation but are separately shown below; all other amounts are unaffected). Separate financial statements of the guarantors are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                                   December 31,
                                                              1999             1998
                                                           ---------------------------
                                                                 (in thousands)
           Current assets:
             Accounts receivable from ABC                    $ 6,879           $ 3,596
             Other current assets - third parties              3,041             3,633
                                                           ---------------------------
                Total                                          9,920             7,229
           Noncurrent assets                                     632               655
           Current liabilities                                (6,454)           (5,821)
           Noncurrent liabilities                                  -                 -

                                                    Year ended December 31,
                                              1999            1998               1997
                                       ------------------------------------------------
                                                         (in thousands)
           Net sales:
             To ABC                             $46,430         $45,525         $38,173
             To third parties                     2,606           5,617           5,869
                                       ------------------------------------------------
                Total                            49,036          51,142          44,042

           Gross profit                           8,143           8,117           7,573
           Net income                             2,034           1,945           1,593

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 20, 2000.


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

10.11 First Amendment to the Second Amended and Restated Loan and Security Agreement between NationsBank N.A., American National Bank and Trust Company of Chicago, and the Company, as amended to date (the "Credit Agreement"). [Incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the period ending December 31, 1998 (File No. 33-26991)]

10.12 Employment Agreement, dated as of May 1, 1998 between the Company and David Luck. [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending June 30, 1998 (File No. 33-26991)]

10.13 Employment Agreement, dated as of November 30, 1998, between the Company and Robert Bartels. [Incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the period ending December 31, 1998 (File No. 33-26991)]

10.14 Consent and Second Amendment to the Second Amended and Restated Loan and Security Agreement [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending March 31, 1999 (File No. 33-26991)]

10.15 Third Amendment to the Second Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc., and Bank of America, N.A. as Agent and a Lender [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 1999 (File No. 33-26991)]

10.16 Amendment to Executive Employment Agreement, dated as of November 30, 1999 between the Company and Robert Bartels.

10.17 Restated Third Amendment to Second Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc, and Bank of America, N.A. as Agent and a Lender.

21.1 Subsidiaries of the Company, Mule-Hide and Amcraft [Incorporated by reference to exhibit 21.1 Company's Registration on Form S-4 (File No. 33-26991)].

27.1  Financial Data Schedule.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1999, 1998, and 1997
                                (in thousands)

                                                                              Additions
                                            Balance at       Additions       Charged to                     Balance at
                                           Beginning of     Charged to     Other Accounts    Deductions       End of
Description                                    Year           Expense            (2)             (1)           Year
-----------                                --------------------------------------------------------------------------------
Accounts Receivable--Allowance for
 doubtful accounts:
1999                                           $7,164         $  10,648        $      -         $10,837      $  6,975
1998                                            5,949             8,690              700          8,175         7,164
1997                                            4,325             4,464            1,733          4,573         5,949

(1) Consist of charge-offs, net of recoveries
(2) Allowance for doubtful accounts recorded in connection with acquisitions