Form 10-Q
period 2000-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2000-05-11
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
    -----------------------------------------------------------------------
            (Exact names of registrant as specified in its charter)

           Delaware                           5033                             39-1413708
           Delaware                           5033                             39-1701778
            Texas                             5033                             62-1277211
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of         (Primary Standard         (I.R.S. Employer Identification No.)
 incorporation or organization)     Industrial Classification
                                          Code Number)

One ABC Parkway
Beloit, Wisconsin                                                          53511
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

Common Stock, $0.01 par value, 147.04 shares as of May 1, 2000

                                     Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
  Condensed consolidated balance sheets - March 31, 2000 and December 31, 1999 Condensed consolidated statements of operations and retained earnings - Three months ended March 31, 2000 and March 31, 1999
  Condensed consolidated statements of cash flows - Three months ended March 31,
    2000 and March 31, 1999
  Notes to condensed consolidated financial statements - March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1.  Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)

                                               March 31,            December 31,
ASSETS                                           2000                   1999
                                               ---------            ------------
Current assets:
   Cash                                        $  3,107               $  4,717
   Accounts receivable                          144,391                143,864
   Inventories                                  203,257                135,511
   Prepaid expenses and other                     3,316                  3,672
                                               --------               --------
Total current assets                            354,071                287,764

Property and equipment, net                      66,438                 67,515
Net receivable from sole stockholder              3,314                  5,320
Goodwill                                         38,819                 39,143
Other intangible assets                           6,031                  6,200
Security deposits                                   986                    740
Other assets                                      1,759                  1,776
                                               --------               --------
                                               $471,418               $408,458
                                               ========               ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                            $156,573               $ 82,497
   Accrued payroll and benefits                   9,469                  9,930
   Accrued liabilities                           11,406                 12,346
   Current portion of long-term debt              5,497                  5,582
                                               --------               --------
Total current liabilities                       182,945                110,355

Long-term debt                                  268,734                270,429
Contingent liabilities (Note 2)
Stockholder's equity:
   Common stock                                      --                     --
   Additional paid-in capital                     3,780                  3,780
   Retained earnings                             15,959                 23,894
                                               --------               --------
Total stockholder's equity                       19,739                 27,674
                                               --------               --------
                                               $471,418               $408,458
                                               ========               ========

See notes to condensed consolidated financial statements.



Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)
                                (in thousands)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    ----------------------------
Net sales                                           $242,244            $232,178
Cost of sales                                        183,840             178,442
                                                    --------            --------
Gross profit                                          58,404              53,736

Operating expenses:
   Distribution centers                               53,437              50,164
   General and administrative                          6,560               4,181
   Amortization of intangible assets                     400                 441
                                                    --------            --------
                                                      60,397              54,786
                                                    --------            --------
Operating loss                                        (1,993)             (1,050)

Other income (expense):
   Interest income                                       117                 118
   Interest expense                                   (5,956)             (5,699)
                                                    --------            --------
                                                      (5,839)             (5,581)
                                                    --------            --------
Loss before provision for income taxes                (7,832)             (6,631)
Provision for income taxes                               103                  42
                                                    --------            --------
Net loss                                              (7,935)             (6,673)

Retained earnings at beginning of period              23,894              17,283
Distributions to sole stockholder                         --                  --
                                                    --------            --------
Retained earnings at end of period                  $ 15,959            $ 10,610
                                                    ========            ========

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                Three months ended March 31
                                                                  2000               1999
                                                                --------           --------
Operating activities
Net loss                                                        $ (7,935)          $ (6,673)
Adjustments to reconcile net loss to cash provided by
   operating activities net of acquisitions:
      Depreciation                                                 3,646              3,545
      Amortization                                                   400                441
      Amortization of deferred financing costs                        93                107
      Provision for doubtful accounts                              1,755              1,826
      (Gain) loss on disposal of property and equipment              520                 76
      Changes in operating assets and liabilities:
          Accounts receivable                                     (2,282)             2,986
          Inventories                                            (67,746)           (45,833)
          Prepaid expenses and other                                 356                (57)
          Security deposits                                         (246)                88
          Other assets                                                17               (896)
          Accounts payable                                        74,076             68,957
          Accrued liabilities                                     (1,401)            (3,719)
                                                                --------           --------
Cash provided by operating activities                              1,253             20,848

Investing activities
Additions to property and equipment                               (3,903)            (2,418)
Proceeds from disposal of property and equipment                     814                232
Acquisitions of business                                              --               (650)
                                                                --------           --------
Cash used in investing activities                                 (3,089)            (2,836)

Financing activities
Net payments under line of credit                                 (1,360)           (17,849)
Payments on notes payable                                           (420)              (219)
Net change in receivable from sole stockholder                     2,006             (1,534)
                                                                --------           --------
Cash provided by (used in) financing activities                      226            (19,602)
                                                                --------           --------

Net decrease in cash                                              (1,610)            (1,590)
Cash at beginning of period                                        4,717              4,682
                                                                --------           --------
Cash at end of period                                           $  3,107           $  3,092
                                                                ========           ========

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                March 31, 2000

1.  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Contingent Liabilities

  At March 31, 2000 and December 31, 1999, the Company had guaranteed debt of the sole stockholder in the amounts of $1,839,000 and $1,870,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $3,664,000 at March 31, 2000 and December 31, 1999, with respect to debt of the Company's sole stockholder and his affiliates.

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

  The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                           March 31, 2000      December 31, 1999
                                          ----------------     -----------------
                                                       (in thousands)
Current assets:
   Accounts receivable from ABC                     $ 9,946             $ 6,879
   Other current assets - third parties               2,942               3,041
                                                   --------            --------
Total                                                12,888               9,920
Noncurrent assets                                       606                 632
Current liabilities                                  (8,682)             (6,454)
Noncurrent liabilities                                  ---                 ---

                                               Three months ended March 31,
                                           ------------------------------------
                                                     2000                 1999
                                           ----------------   -----------------
                                                        (in thousands)
Net sales:
   To ABC                                           $12,184             $11,219
   To third parties                                     395                 467
                                                   --------            --------
Total                                                12,579              11,686
Gross profit                                          2,197               2,031
Net income                                              714                 455

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

4.  Comprehensive Income

  The Company's comprehensive loss for the three months ended March 31, 2000 and 1999, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 41 states as of March 31, 2000. Since January 1, 2000, the Company has opened two distribution centers and closed two.

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

Special Note Regarding Forward-Looking Statements

  This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things:
(i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the continued effectiveness of the Company's sales and marketing strategy; and (iii) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

  Results of Operations

  The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 2000 and 1999:

                                                 Three months ended March 31
                                              --------------------------------
                                                     2000                1999
                                              --------------------------------
Income statement data:
   Net sales                                         100.0%              100.0%
   Cost of sales                                      75.9                76.9
                                              ------------       -------------
   Gross profit                                       24.1                23.1
Operating expenses:
   Distribution centers                               22.0                21.6
   General and administrative                          2.7                 1.8
   Amortization of intangible assets                    .2                  .2
                                              -------------      --------------
Total operating expenses                              24.9                23.6
                                              ------------       -------------
Operating loss                                       (0.8)%              (0.5)%
                                              ============       =============

Comparison of the Three-Month Period Ended March 31, 2000 to the Three-Month Period Ended March 31, 1999

  The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

  Net sales for the three months ended March 31, 2000 increased by 4.3% to $242.2 million from $232.2 million for the three months ended March 31, 1999. Comparable distribution centers sales growth was 4.7%. Increases in comparable distribution center sales are due primarily to increases in volume with the remainder of the increase due to selective price increases on certain products in selected markets.

  Gross profit for the three months ended March 31, 2000 increased by 8.7%, to $58.4 million from $53.7 million for the three months ended March 31, 1999, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, increased to 24.1% in 2000, from 23.1% in 1999, principally due to a continued focus on improving gross profit through increased sales of higher profit margin products.

  Distribution center operating expenses increased by $3.2 million to $53.4 million from $50.2 million for the three months ended March 31, 2000 and 1999, respectively. As of percent of net sales, distribution center operating expenses for the three months ended March 31, increased to 22.0% in 2000 from 21.6% in 1999. This increase is primarily the result of two factors. First, the Company began increasing staff for the upcoming higher volume months (see Seasonality) earlier than a year ago. Second, the Company has experienced higher fuel costs for its delivery vehicles.

  General and administrative expenses for the three months ended March 31, increased by $2.4 million to $6.6 million in 2000 from $4.2 million in 1999. General and administrative expenses as a percentage of net sales increased to 2.7% in 2000 from 1.8% in 1999. The majority of the increase is due to management's desire to evaluate the Company's needs for a next generation of computer system and operating procedures. This evaluation, which began in late 1999, is expected to last for the remainder of 2000 and has resulted in an increase in consulting fees. A second factor contributing to the increase is a formal training program initiated for key branch personnel during the third quarter of 1999. This program is focused on improving branch operations and procedures as well as improving customer service skills and increasing product knowledge.

  Operating loss for the three months ended March 31, 2000 increased by $0.9 million to a loss of $2.0 million for the three months ended March 31, 2000, from a $1.1 million loss for the same period in 1999.

  Interest expense for the three months ended March 31, 2000 increased by $0.3 million or 4.5% to $6.0 million from $5.7 million for the three months ended March 31, 1999. The increase is due to increased rates on the Company's LIBOR and prime rate borrowings being partially offset by reduced borrowing levels.

Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by operating activities was $1.3 million and $20.8 million for the three months ended March 31, 2000 and 1999, respectively. The decrease was due primarily to increased inventory levels as the Company purchased inventory in advance of price increases from major vendors.

  Cash Flows from Investing Activities. Net cash used in investing activities increased to $3.1 million from $2.8 million for the three months ended March 31, 2000 and 1999, respectively, due principally to increased additions to property and equipment being partially offset by reduced expenditures for acquisitions and increased proceeds from disposals.

  Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $0.2 million and $(19.6) million for the three months ended March 31, 2000 and 1999, respectively. This reduction was primarily the result of funding increased inventory purchases discussed above.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27 Financial Data Schedule
     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         American Builders & Contractors Supply
                                         Co., Inc.



       May 11, 2000                     /s/ Kendra A. Story
      --------------                    ----------------------------------------
       Date:                                Kendra A. Story
                                            Chief Financial Officer and Director

Exhibit Index


Exhibit No.      Description
-----------      -----------
27               Financial Data Schedule