Form 10-Q
period 2000-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2000-08-08
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                   Commission Files No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
               ------------------------------------------------
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

(State or other jurisdiction of             (Primary Standard            (I.R.S Employer Identification No.)
  incorporation or organization)         Industrial Classification
                                            Code Number)

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

Common Stock, no par value, $0.01 par value, 147.04 shares as of August 1, 2000

                                     Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - June 30, 2000 and December 31, 1999 Condensed consolidated statements of operations and retained earnings -
      Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999
     Condensed consolidated statements of cash flows - Six months ended June 30,
      2000 and 1999
     Notes to condensed consolidated financial statements - June 30, 2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1. Financial Information
Item 1. Financial Statements

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)

                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------
    ASSETS
    Current Assets:
       Cash                                            $3,162           $4,717
       Accounts receivable                            174,932          143,864
       Inventories                                    183,652          135,511
       Prepaid expenses and other                       4,415            3,672
                                                   ------------     -----------
    Total current assets                              366,161          287,764

    Property and equipment, net                        67,584           67,515
    Net receivable from sole stockholder                2,194            5,320
    Goodwill                                           38,495           39,143
    Other intangible assets                             5,862            6,200
    Other assets                                        2,414            2,516
                                                   ------------     -----------
                                                     $482,710         $408,458
                                                   ============     ===========
    LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Accounts payable                              $141,765          $82,497
       Accrued payroll and benefits                     8,169            9,930
       Accrued liabilities                             11,230           12,346
       Current portion of long-term debt                5,502            5,582
                                                   ------------     -----------
    Total current liabilities                         166,666          110,355


    Long-term debt                                    291,600          270,429
    Contingent liabilities (Note 2)
    Stockholder's equity:
       Common stock                                       -                -
       Additional paid-in capital                       3,780            3,780
       Retained earnings                               20,664           23,894
                                                   ------------     ------------
    Total stockholder's equity                         24,444           27,674
                                                   ------------     ------------
                                                     $482,710         $408,458
                                                   ============     ============



See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                          (Unaudited) (in thousands)

                                                                  Three months ended June 30,       Six months ended June 30,
                                                                -------------------------------   -----------------------------
                                                                    2000              1999           2000             1999
                                                                --------------   ---------------  -------------   -------------

Net sales                                                         $336,719          $316,080        $578,963        $548,258
Cost of sales                                                      255,036           241,865         438,876         420,306
                                                                --------------   ---------------  -------------   -------------
Gross profit                                                        81,683            74,215         140,087         127,952

Operating expenses:
   Distribution centers                                             60,807            56,979         114,243         107,143
   General and administrative                                        7,547             4,321          14,107           8,502
   Amortization of intangible assets                                   400               423             800             865
   Non-recurring charge                                                 -              4,100              -            4,100
                                                                --------------   ---------------  -------------   -------------
                                                                    68,754            65,823         129,150         120,610
                                                                --------------   ---------------  -------------   -------------
Operating income                                                    12,929             8,392          10,937           7,342

Other income (expense):
   Interest income                                                      69               125             186             244
   Interest expense                                                 (6,521)           (5,753)        (12,477)        (11,453)
                                                                --------------   ---------------  -------------   -------------
                                                                    (6,452)           (5,628)        (12,291)        (11,209)
                                                                --------------   ---------------  -------------   -------------
Income (loss) before provision for income taxes                      6,477             2,764          (1,354)         (3,867)
Provision for income taxes                                              68                73             172             115
                                                                --------------    --------------  -------------   -------------
Net income (loss)                                                    6,409             2,691          (1,526)         (3,982)

Retained earnings at beginning of period                            15,959            10,610          23,894          17,283
Distributions to sole stockholder                                   (1,704)              -            (1,704)            -
                                                                --------------    --------------  -------------   -------------
Retained earnings at end of period                                 $20,664           $13,301          $20,664        $13,301
                                                                ==============    ==============  =============   =============


See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                           Six months ended June 30,
                                                           -------------------------
                                                              2000          1999
                                                           ----------    -----------
Operating activities
Net Loss                                                     ($1,526)       ($3,982)
Adjustments to reconcile net loss to cash (used in) provided by operating activities, net of acquisitions:
   Depreciation                                                7,319          7,100
   Amortization                                                  800            865
   Amortization of deferred financing costs                      186            215
   Provision for doubtful accounts                             4,332          4,704
   Loss on disposal of property and equipment                    573             93
   Changes in operating assets and liabilities:
      Accounts receivable                                    (35,400)       (21,925)
      Inventories                                            (48,141)       (41,470)
      Prepaid expenses and other                                (744)          (183)
      Other assets                                               102           (908)
      Accounts payable                                        59,268         58,540
      Accrued liabilities                                     (2,875)           815
                                                           -----------    -----------
Cash (used in) provided by operating activities              (16,106)         3,864

Investing activities
Additions to property and equipment                           (9,060)        (7,053)
Proceeds from disposal of property and equipment               1,098            950
Acquisitions of businesses                                        -            (650)
                                                           -----------    ------------
Cash used in investing activities                             (7,962)        (6,753)

Financing activities
Net borrowings under line of credit                           21,870          5,627
Payments on notes payable                                       (779)        (2,916)
Distributions to sole stockholder                             (1,704)            -
Net change in receivable from sole stockholder                 3,126         (1,130)
                                                           -----------    ------------
Cash provided by financing activities                         22,513          1,581
                                                           -----------    ------------

Net decrease in cash                                          (1,555)        (1,308)
Cash at beginning of period                                    4,717          4,682
                                                           -----------    ------------
Cash at end of period                                         $3,162         $3,374
                                                           ===========    ============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 2000

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Contingent Liabilities

     At June 30, 2000 and December 31, 1999, the Company had guaranteed debt of the sole stockholder in the amounts of $1,806,000 and $1,870,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $3,664,000 at June 30, 2000 and December 31, 1999, with respect to debt of the Company's sole stockholder and his affiliates.

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

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                                             June 30, 2000                  December 31, 1999
                                                       -------------------------      ----------------------------
                                                                           (in thousands)
Current assets:
     Accounts receivable from ABC                                     $ 10,988                           $ 6,879
     Other current assets - third parties                                2,921                             3,041
                                                       -------------------------      ----------------------------
Total                                                                   13,909                             9,920
Noncurrent assets                                                          569                               632
Current liabilities                                                     (8,547)                           (6,454)
Noncurrent liabilities                                                     ---                               ---

                                                                       Six months ended June 30,
                                                                  2000                             1999
                                                       --------------------------      ----------------------------
                                                                           (in thousands)
Net sales:
     To ABC                                                            $27,321                           $24,344
     To third parties                                                    1,357                             1,315
                                                       --------------------------      ----------------------------
Total                                                                   28,678                            25,659
Gross profit                                                             4,824                             4,445
Net income                                                               1,833                             1,151

4.   Comprehensive Income

     The Company's comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 1999, as required to be reported by FASB Statement No. 130, was identical to the actual income (loss) reported for those periods.

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 41 states as of June 30, 2000. Since January 1, the Company has opened four distribution centers and closed four.

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

Special Note Regarding Forward-Looking Statements

     Certain matters discussed herein are 'forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward looking-statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 2000 and 1999:

                                              Three months ended June 30,                Six months ended June 30,
                                            ------------------------------            ------------------------------
                                                2000              1999                    2000               1999
                                            -----------        -----------             -----------       -----------
Income statement data:
     Net sales                                 100.0%            100.0%                  100.0%             100.0%
     Cost of sales                              75.8              76.5                    75.8               76.7
                                            -----------        -----------             -----------       -----------
     Gross profit                               24.2              23.5                    24.2               23.3
Operating expenses:
     Distribution centers                       18.0              18.0                    19.7               19.5
     General and administrative                  2.3               1.4                     2.5                1.6
     Amortization of intangible assets           0.1               0.1                     0.1                0.2
     Non-recurring charge                         --               1.3                      --                0.7
                                             -----------        ----------              ----------        ----------
Total operating expenses                        20.4              20.8                    22.3               22.0
                                             -----------        ----------              ----------        ----------
Operating income                                 3.8%              2.7%                    1.9%               1.3%
                                             ===========        ==========              ==========        ==========

Comparison of the Three and Six Month Periods Ended June 30, 2000 to the Three and Six Month Periods Ended June 30, 1999

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality".

     Net sales for the three months ended June 30, 2000 increased by 6.5% to $336.7 million from $316.1 million for the three months ended June 30, 1999. Net sales for the six months ended June 30, 2000 increased by 5.6% to $579.0 million from $548.3 million for the six months ended June 30, 1999. Comparable distribution center sales growth were 6.8% and 5.9% for the three and six month periods ended June 30, respectively. Increases in comparable distribution center sales are primarily due to increases in volume, with the remainder of the increase due to price increases.

     Gross profit for the three months ended June 30, 2000 increased by 10.1% to $81.7 million from $74.2 million for the three months ended June 30, 1999, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended June 30 increased to 24.2% in 2000, from 23.5% in 1999, as a result of two factors. First, management focused on improving gross profit through increased sales of higher profit margin products. Second, the Company increased its inventory levels ahead of industry price increases which occurred during the second quarter. When possible, the Company passed the price increases on. Gross profit for the six months ended June 30, 2000 increased by 9.5% to $140.1 million from $128.0 million. Gross profit as a percent of net sales for the six months ended June 30, increased to 24.2% in 2000, from 23.3% in 1999. The increase for the six month period is due to the reasons cited above for the quarter.

     Distribution center operating expenses for the three months ended June 30, increased by $3.8 million to $60.8 million in 2000, from $57.0 million in 1999. As a percent of net sales, distribution center operating expenses for the three months ended June 30, 2000 and 1999 remained at 18.0%. For the six months ended June 30, distribution center operating expenses increased by $7.1 million to $114.2 million in 2000, from $107.1 million in 1999. As a percent of net sales, distribution center operating expenses for the six months ended June 30, increased to 19.7% in 2000 from 19.5% in 1999.

     The increase for the six months is primarily the result of two factors. During the first quarter of 2000, the Company began increasing staff for the higher volume months (see Seasonality) earlier than in 1999. Second, the Company has experienced higher fuel costs for its delivery vehicles.

     General and administrative expenses for the three months ended June 30, increased by $3.2 million to $7.5 million in 2000, from $4.3 million in 1999. For the six months ended June 30, general and administrative expenses increased by $5.6 million to $14.1 million in 2000 from $8.5 million in 1999. These increases are primarily the result of the following factors.

     The most significant increase in general and administrative expense is a result of costs associated with a comprehensive evaluation and design of new operating and administrative processes focused on customer needs. Through this process, the Company has engaged a consulting firm and added internal project coordinators and financial analysts. This evaluation has resulted in the development and implementation of new policies and programs enabling more consistent purchasing and pricing within local markets to improve gross profit. The Company expects additional improvements to its operating and administrative processes.

     Another phase of this process, is the evaluation of the Company's need for a next generation of computer systems. Management anticipates this assessment will eventually lead to a replacement of its computer system. Future expenditures are not able to be estimated at this time.

    An additional factor in the increase of general and administrative expense is the formal training program initiated for key distribution personnel during the third quarter of 1999. This program is focused on center operations, improving customer service skills, and increasing product knowledge.

     Non-recurring charge in 1999 of $4.1 million relates to the settlement in principle agreement with Viking Aluminum Products, Inc. and related legal and other expenses.

     Operating income for the three months ended June 30, increased by $4.5 million to $12.9 million, from $8.4 million in 1999. Operating income for the six months ended June 30, increased by $3.6 million to $10.9 million from $7.3 million in 1999. The increase for the three and six months ended June 30, are due to the factors noted above.

     Interest expense for the three months ended June 30, increased by $0.7 million or 13.3% to $6.5 million in 2000 from $5.8 million in 1999. For the six months ended June 30, interest expense increased by $1.0 million or 8.9% to $12.5 million in 2000 from $11.5 million in 1999. The increase for both the three and six month periods is due to increased interest rates on the Company's LIBOR based borrowings.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash (used in) provided by operations was $(16.1) million for the six months ended June 30, 2000, as compared to $3.9 million for the same period in 1999. The increase in cash used is primarily due to increases in accounts receivable, which is the result of the sales growth for the quarter, and increases in inventory levels as the Company purchased inventory in advance of price increases which occurred during the second quarter from major vendors.

     Cash Flows from Investing Activities. Net cash used in investing activities was $8.0 million and $6.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase is due principally to the additions of property and equipment.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $22.5 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively. The increase is due primarily to the increase in the net borrowings under the line of credit, associated with the working capital needs noted above.

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

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        27 Financial Data Schedule

    (a) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              American Builders & Contractors Supply
                                         Co., Inc.



       August 8, 2000         /s/ Kendra A. Story
    ------------------        ----------------------------------------
    Date:                         Kendra A. Story
                                  Chief Financial Officer and Director

Exhibit Index

Exhibit No.    Description
-----------    -----------
27             Financial Data Schedule