Form 10-Q
period 2000-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2000-11-07
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

                American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                          Mule-Hide Products Co., Inc.
           ---------------------------------------------------------
            (Exact names of registrant as specified in its charter)

     Delaware                                 5033                         39-1413708
     Delaware                                 5033                         39-1701778
     Texas                                    5033                         62-1277211
--------------------------------------------------------------------------------------------------------

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

Common Stock, no par value, $0.01 par value, 147.04 shares as of November 1,
2000

                                     Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
         Condensed consolidated balance sheets - September 30, 2000 and December
          31, 1999
         Condensed consolidated statements of operations and retained earnings -
          Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999
         Condensed consolidated statements of cash flows - Nine months ended
          September 30, 2000 and 1999
         Notes to condensed consolidated financial statements - September 30,
          2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1. Financial Information
Item 1. Financial Statements

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)

                                         September 30,     December 31,
                                             2000              1999
                                        ---------------   --------------
ASSETS
Current assets:
     Cash                                   $  3,192          $  4,717
     Accounts receivable                     180,007           143,864
     Inventories                             165,652           135,511
     Prepaid expenses and other                3,535             3,672
                                            --------          --------
Total current assets                         352,386           287,764

Property and equipment, net                   68,568            67,515
Net receivable from sole stockholder           2,696             5,320
Goodwill                                      38,171            39,143
Other intangible assets                        5,421             6,200
Other assets                                   2,235             2,516
                                            --------          --------
                                            $469,477          $408,458
                                            ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                       $158,983          $ 82,497
     Accrued payroll and benefits              7,109             9,930
     Accrued liabilities                      16,356            12,346
     Current portion of long-term debt         6,078             5,582
                                            --------          --------
Total current liabilities                    188,526           110,355

Long-term debt                               245,821           270,429
Contingent liabilities (Note 2)
Stockholder's equity:
     Common stock                               --                --
     Additional paid-in capital                3,780             3,780
     Retained earnings                        31,350            23,894
                                            --------          --------
Total stockholder's equity                    35,130            27,674
                                            --------          --------
                                            $469,477          $408,458
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

                                                   Three months ended September 30,         Nine months ended September 30,
                                                  ----------------------------------       ---------------------------------
                                                      2000                   1999              2000                  1999
                                                  -----------            -----------       ------------          -----------
Net sales                                           $362,203               $347,663           $941,166             $895,921
Cost of sales                                        275,275                265,929            714,151              686,235
                                                  -----------            -----------       ------------          -----------
Gross profit                                          86,928                 81,734            227,015              209,686

Operating expenses:
     Distribution centers                             63,517                 60,123            177,759              167,265
     General and administrative                        5,894                  4,454             20,002               12,956
     Amortization of intangible assets                   400                    414              1,201                1,280
     Non-recurring charge                                 --                     --                 --                4,100
                                                  -----------            -----------       ------------          -----------
                                                      69,811                 64,991            198,962              185,601
                                                  -----------            -----------       ------------          -----------
Operating income                                      17,117                 16,743             28,053               24,085

Other income (expense):
     Interest income                                      60                    132                246                  376
     Interest expense                                 (6,614)                (5,751)           (19,091)             (17,204)
                                                  -----------            -----------       ------------          -----------
                                                      (6,554)                (5,619)           (18,845)             (16,828)
                                                  -----------            -----------       ------------          -----------
Income before provision for income taxes
     and extraordinary item                           10,563                 11,124              9,208                7,257
Provision for income taxes                                68                     54                239                  169
                                                  -----------            -----------       ------------          -----------
Income before extraordinary item                      10,495                 11,070              8,969                7,088

Extraordinary item (Note 4)                            1,043                     --              1,043                   --
                                                  -----------            -----------       ------------          -----------
Net income                                            11,538                 11,070             10,012                7,088

Retained earnings at beginning of period              20,664                 13,301             23,894               17,283
Distributions to sole stockholder                       (852)                    --             (2,556)                  --
                                                  -----------            -----------       ------------          -----------
Retained earnings at end of period                   $31,350                $24,371            $31,350              $24,371
                                                  ===========            ===========       ============          ===========

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                  Nine months ended September 30,
                                                                 --------------------------------
                                                                       2000             1999
                                                                 --------------    --------------
Operating activities
Net income                                                             $ 10,012          $  7,088
Adjustments to reconcile net income to cash provided
  by operating activities, net of acquisitions:
     Depreciation                                                        10,974            10,709
     Amortization                                                         1,201             1,280
     Amortization of deferred financing costs                               279               576
     Provision for doubtful accounts                                      7,142             7,997
     Loss on disposal of property and equipment                             757               183
     Extraordinary item                                                  (1,043)             --
     Changes in operating assets and liabilities:
          Accounts receivable                                           (43,285)          (31,889)
          Inventories                                                   (29,866)          (33,444)
          Prepaid expenses and other                                        136              (420)
          Other assets                                                      281              (667)
          Accounts payable                                               76,485            62,090
          Accrued liabilities                                             1,190             5,429
                                                                 --------------    --------------
Cash provided by operating activities                                    34,263            28,932

Investing activities
Additions to property and equipment                                     (14,180)          (10,671)
Proceeds from disposal of property and equipment                          1,403             1,119
Acquisitions of businesses                                                 (282)           (1,042)
                                                                 --------------    --------------
Cash used in investing activities                                       (13,059)          (10,594)

Financing activities
Net repayments under line of credit                                     (11,427)          (10,355)
Payments on long term debt                                              (11,370)          (10,179)
(Distributions to) / contributions from sole stockholder                 (2,556)            1,916
Net change in receivable from sole stockholder                            2,624            (1,384)
                                                                 --------------    --------------
Cash used in financing activities                                       (22,729)          (20,002)
                                                                 --------------    --------------

Net decrease in cash                                                     (1,525)           (1,664)
Cash at beginning of period                                               4,717             4,682
                                                                 --------------    --------------
Cash at end of period                                                  $  3,192          $  3,018
                                                                 ==============    ==============

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 2000

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Contingent Liabilities

     At September 30, 2000 and December 31, 1999, the Company had guaranteed debt of the sole stockholder in the amounts of $1,774,000 and $1,870,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of $3,664,000 at September 30, 2000 and December 31, 1999, with respect to debt of the Company's sole stockholder and his affiliates.

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

     The following is summarized consolidated financial information of the wholly owned subsidiaries.

                                                        September 30, 2000                December 31, 1999
                                                  ---------------------------       ---------------------------
                                                                          (in thousands)
Current assets:
     Accounts receivable from ABC                                     $11,859                           $ 6,879
     Other current assets - third parties                               2,961                             3,041
                                                  ---------------------------       ---------------------------
Total                                                                  14,820                             9,920
Noncurrent assets                                                         490                               632
Current liabilities                                                    (8,348)                           (6,454)
Noncurrent liabilities                                                    ---                               ---

                                                                  Nine months ended September 30,
                                                              2000                             1999
                                                  ---------------------------      ---------------------------
                                                                          (in thousands)
Net sales:
     To ABC                                                           $41,623                          $37,185
     To third parties                                                   1,988                            2,023
                                                  ---------------------------      ---------------------------
Total                                                                  43,611                           39,208
Gross profit                                                            7,332                            6,691
Net income                                                              2,864                            1,928

4.   Extraordinary Item

     During the third quarter, the Company repurchased $11.6 million of its Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the amortization of a portion of the original transaction fees and other expenses.

5.   Comprehensive Income

     The Company's comprehensive income for the three and nine month periods ended September 30, 2000 and 1999, as required to be reported by FASB Statement No. 130, was identical to the actual net income reported for those periods.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 42 states as of September 30, 2000. Since January 1, the Company has acquired one distribution center, opened five distribution centers and closed six.

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

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 2000 and 1999:

                                                   Three months ended                          Nine months ended
                                                      September 30,                               September 30,
                                        -----------------------------------------      --------------------------------------
                                               2000                    1999                2000                    1999
                                        -----------------         ---------------      --------------        ----------------
Income statement data:
     Net sales                                      100.0%                  100.0%              100.0%                  100.0%
     Cost of sales                                   76.0                    76.5                75.9                    76.6
                                        -----------------         ---------------      --------------        ----------------
     Gross profit                                    24.0                    23.5                24.1                    23.4
Operating expenses:
     Distribution centers                            17.6                    17.3                18.9                    18.7
     General and administrative                       1.6                     1.3                 2.1                     1.4
     Amortization of intangible assets                0.1                     0.1                 0.1                     0.1
     Non-recurring charge                              --                      --                  --                     0.5
                                        -----------------         ---------------      --------------        ----------------
Total operating expenses                             19.3                    18.7                21.1                    20.7
                                        -----------------         ---------------      --------------        ----------------
Operating income                                      4.7%                    4.8%                3.0%                    2.7%
                                        =================         ===============      ==============        ================

Comparison of the Three and Nine Month Periods Ended September 30, 2000 to the Three and Nine Month Periods Ended September 30, 1999

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality".

     Net sales for the three months ended September 30, 2000 increased by 4.2% to $362.2 million from $347.7 million for the three months ended September 30, 1999. Net sales for the nine months ended September 30, 2000 increased by 5.1% to $941.2 million from $895.9 million for the nine months ended September 30, 1999. Comparable distribution center sales growth were 5.3% and 5.7% for the three and nine month periods ended September 30, respectively. Increases in comparable distribution center sales are primarily due to increases in volume, with the remainder of the increase due to price increases.

     Gross profit for the three months ended September 30, 2000 increased by 6.4% to $86.9 million from $81.7 million for the three months ended September 30, 1999. Gross profit, as a percent of net sales, for the three months ended September 30 increased to 24.0% in 2000, from 23.5% in 1999. Gross profit for the nine months ended September 30, 2000 increased by 8.3% to $227.0 million from $209.7 million. Gross profit as a percent of net sales for the nine months ended September 30, increased to 24.1% in 2000, from 23.4% in 1999. The gross profit improvement for both the three and nine month period is primarily a result of profits associated with increased sales. Management feels the improvement in gross profit percentage relates primarily to strategic initiatives, including pricing, purchasing, and incentive programs, at the distributions centers to increase gross profit margin.

     Distribution center operating expenses for the three months ended September 30, increased by $3.4 million to $63.5 million in 2000, from $60.1 million in 1999. As a percent of net sales, distribution center operating expenses for the three months ended September 30, increased to 17.6% in 2000, from 17.3% in 1999. For the nine months ended September 30, distribution center operating expenses increased by $10.5 million to $177.8 million in 2000, from $167.3 million in 1999. As a percent of net sales, distribution center operating expenses for the nine months ended September 30, increased to 18.9% in 2000 from 18.7% in 1999.

     The increases for the three and nine month periods are primarily the result of increased wages incurred as a result of increased sales, and increased fuel costs for delivery vehicles. These two increases are partially offset by a reduction in the provision for doubtful accounts.

     General and administrative expenses for the three months ended September 30, increased by $1.4 million to $5.9 million in 2000, from $4.5 million in 1999. For the nine months ended September 30, general and administrative expenses increased by $7.0 million to $20.0 million in 2000 from $13.0 million in 1999. These increases are primarily the result of the following factors.

     The most significant increase in general and administrative expense is a result of costs associated with a comprehensive evaluation and design of new operating and administrative processes focused on better serving customer needs and improving efficiencies. Throughout this process, the Company had engaged a consulting firm and added internal project coordinators and financial analysts. This evaluation, which concluded during the third quarter, has resulted in the development and implementation of new policies and programs enabling more consistent purchasing and pricing within local markets to improve gross profit. The Company expects additional improvements to its operating and administrative processes.

     Another phase of this process was the evaluation of the Company's computer systems and review of potential replacement systems. Through this evaluation, management has decided to maintain and enhance its current computer system, and, at the present time, not to proceed with the development of a new system.

     Non-recurring charge in 1999 of $4.1 million relates to the settlement in principle agreement with Viking Aluminum Products, Inc. and related legal and other expenses.

     Operating income for the three months ended September 30, increased by $0.4 million to $17.1 million, from $16.7 million in 1999. Operating income for the nine months ended September 30, increased by $4.0 million to $28.1 million from $24.1 million in 1999. The increase for the three and nine months ended September 30, are due to the factors noted above.

     Interest expense for the three months ended September 30, increased by $0.8 million or 15.0% to $6.6 million in 2000 from $5.8 million in 1999. For the nine months ended September 30, interest expense increased by $1.9 million or 11.0% to $19.1 million in 2000 from $17.2 million in 1999. The increase for both the three and nine month periods is due to increased interest rates on the Company's LIBOR based borrowings.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operations was $34.3 million for the nine months ended September 30, 2000, as compared to $28.9 million for the same period in 1999. The increase was due in part to the net income improvement of $2.9 million, as well as increases in accounts payable and accounts receivable due to increased sales.

     Cash Flows from Investing Activities. Net cash used in investing activities was $13.1 million and $10.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due principally to the additions of property and equipment.

     Cash Flows from Financing Activities. Net cash used in financing activities was $22.7 million and $20.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due primarily to reductions in long term debt.

     During the third quarter, the Company repurchased $11.6 million of its Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the amortization of a portion of the original transaction fees and other expenses. The funds to repurchase the Senior Subordinated Notes were obtained primarily through additional borrowings under the Company's revolving credit agreement.

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

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        10.1 Consent Agreement, dated August 10, 2000, among the Company, the Lenders, and Bank of America, National Association.

        27    Financial Data Schedule

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Builders & Contractors Supply
                                                  Co., Inc.



   November 7, 2000                     /s/ Kendra A. Story
-----------------------                 -------------------------
   Date:                                Kendra A. Story
                                        Chief Financial Officer and Director