Form 10-K405
period 2000-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2001-03-21
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 or

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
(State or other jurisdiction of     (Primary Standard Industrial     (I.R.S. Employer
incorporation or organization)      Classification Code Number)      Identification No.)

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

  Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                        ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                    PART I
ITEM 1.  BUSINESS

  General

  American Builders & Contractors Supply Co., Inc. (the Company or ABC) is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 42 states. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, delivery capabilities to the job site, as well as credit services and marketing support. For the year ended December 31, 2000, the Company generated net sales of $1.2 billion.

  The products distributed by the Company consist exclusively of roofing and siding materials, windows and related tools and accessories for residential and, to a lesser extent, commercial applications. The Company markets these products on a wholesale basis primarily to small and medium-sized contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

  ABC was founded in 1982 by Kenneth A. Hendricks, the sole stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $789.1 million for the year ended December 31, 1996 to $1.2 billion for the year ended December 31, 2000, representing a compound annual growth rate of 11.4%. In addition, comparable distribution center sales have grown at an average annual rate of 5.8% over the same period.

  Products, Customers and Markets

  The roofing and vinyl siding products industry contains three primary distribution channels: manufacturers' direct sales; mass merchandisers, such as Home Depot; and wholesale distributors, such as the Company. Mass merchandisers primarily sell products to homeowners and small contractors, tend to stock items across a multitude of building supply categories and stock a relatively narrow selection of non-premium grade roofing and siding products. Typically, manufacturers do not sell products directly to retail customers or small contractors.

  The products distributed by the Company consist primarily of roofing products, including both steep slope (commonly referred to as residential) and low slope (commonly referred to as commercial), siding products, windows, and related tools, equipment and accessories. ABC provides its customers with what it believes to be the largest selection of roofing and vinyl siding materials in the industry. The products that the Company distributes can be classified in the following five categories:

  Steep slope roofing products and accessories. The Company distributes a broad selection of shingles, felt, roof tile, wood shakes, flashings, vents and other roofing products to residential roofing contractors. Principal brands of residential roofing products include CertainTeed(R), Elk(R), GAF(R), Owens-Corning(R), and Tamko(R).

  Low slope roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, PVC, TPO, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Atlas(R), Firestone(R), GAF(R), Johns Manville(R), Mule-Hide(R), and US Intec(R). Mule-Hide primarily sells its private label roofing systems through ABC's distribution centers.

  Siding products and accessories. The Company distributes a broad selection of siding products to siding contractors. The Company's siding products consist primarily of vinyl siding, soffits and accessories and, to a lesser extent, aluminum and wood siding. Principal vinyl siding brands include Alcoa(R),
Amcraft(R), CertainTeed(R), Mastic(R), and Wolverine(R).   Amcraft exclusively
sells its private label siding and accessories through ABC's distribution centers.

  Windows and accessories. The Company distributes a broad selection of window products and accessories to residential window installers, including vinyl, wood and aluminum window frames and single, double and triple glazed windows. Principal window brands include CertainTeed(R), Eagle Windows(R), Weather-Shield(R), and Amcraft(R). Amcraft also exclusively sells its private label windows and accessories through ABC's distribution centers.

  Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include gutters, sheet metal, roofing and siding equipment, tools and other related accessories.

  The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 2000, 1999 and 1998:

                                                        Total Net Sales
                                           ----------------------------------------
          Product Categories                        2000         1999          1998
                                           ----------------------------------------
                                                         (in millions)
          Steep slope                           $  720.1     $  688.7      $  617.0
          Low slope                                262.9        253.3         262.3
          Siding                                   156.0        152.2         148.1
          Windows                                   49.4         50.9          50.8
          Other                                     50.5         52.4          83.9
                                           ----------------------------------------
            Total for all categories            $1,238.9     $1,197.5      $1,162.1
                                           ========================================

  The Company distributes these products on a wholesale basis primarily to small and medium-sized contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

  Sales and Marketing

  The Company's sales organization consists of outside sales personnel who report directly to their local distribution center manager and are supported by inside customer service representatives at the distribution center. A substantial portion of each of the outside sales personnel pay is derived from commissions. Additional support comes from a number of regional sales and merchandising managers who educate the Company's sales personnel and customers regarding technical specifications and marketability of certain products.

  Distribution Center Operations

  The Company operates 200 local distribution centers located in 42 states. Since January 1, 1998 the Company has opened 15 distribution centers, closed 18 distribution centers and acquired an additional 10 distribution centers, while consolidating 12 distribution centers in connection with its selective acquisition program. A typical distribution center is composed of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 10,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

  Each location is managed by a distribution center manager who oversees the center's employees, including a credit manager, various sales personnel, customer service representatives and delivery and warehouse personnel. The Company requires that each distribution center develop a core merchandising strategy, but allows each distribution center manager under the direction of the region staff and national director of merchandising to alter the product mix of a given center to meet local market demands and to stock regional products (such as roof tile in the Florida, Texas and California markets). Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 5.8% over the past five years.

  The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                                                              2000      1999      1998
                                                                         -----------------------------
          Distribution centers on January 1                                    200       204       205
          Distribution centers acquired                                          3         3         4
          Distribution centers opened                                            5         3         7
          Acquired distribution centers consolidated                             0        (6)       (6)
          Distribution centers closed                                           (8)       (4)       (6)
                                                                         -----------------------------
          Distribution centers on December 31                                  200       200       204
                                                                         =============================

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

  Purchasing

  ABC purchases its products directly from a wide variety of manufacturers, including GAF, Elk Corporation of America, Tamko, CertainTeed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Building Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 13.9% of the Company's 2000 product purchases, GAF (including its subsidiaries U.S. Intec, and Leatherback) was the only supplier which represented more than 10% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Employees

  As of December 31, 2000, the Company employed 3,036 full-time and 85 part-time employees, of whom 36 were members of unions. The Company's collective bargaining agreements with its unions expire on various dates, from May 2001 through July 2003. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

  The Company operates both owned and leased branches in 42 states. Its facilities range in size from approximately 10,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

  The following table sets the geographical location of the Company's distribution centers as of December 31, 2000:

                                   Total Number
Region                             of  Locations
------------------------------------------------
Midwest                                 46
Northeast                               33
Southwest                               31
Southeast                               39
Western                                 26
Rocky Mountain                          25
                                       ---
                                       200
                                       ===

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 2000. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.

                                                                          Year Ended December 31,
                                                                              (in thousands)
                                                ------------------------------------------------------------------------
                                                      2000            1999           1998          1997           1996
                                                ------------------------------------------------------------------------
Income Statement Data
Net sales                                          $1,238,937      $1,197,509     $1,162,110      $959,321      $789,103
Cost of sales                                         936,627         914,971        894,450       744,186       615,627
                                                ------------------------------------------------------------------------
Gross profit                                          302,310         282,538        267,660       215,135       173,476

Operating expenses:
     Distribution centers                             237,383         226,587        223,602       180,158       140,109
     General and administrative                        25,336          18,040         16,366        13,897        11,878
     Amortization of intangible assets                  1,601           1,686          1,735           747           329
     Non-recurring charges                                  -           7,030          3,900             -             -
                                                ------------------------------------------------------------------------
Operating income                                       37,990          29,195         22,057        20,333        21,160
Net interest expense                                  (24,693)        (22,413)       (24,532)      (16,480)      (10,457)
                                                ------------------------------------------------------------------------
Income (loss) before provision for income taxes
     and extraordinary item                            13,297           6,782         (2,475)        3,853        10,703
Provision for income taxes (1)                            280             171            170           311           329
                                                ------------------------------------------------------------------------

Income (loss) before extraordinary item                13,017           6,611         (2,645)        3,542        10,374
Extraordinary item                                      1,043               -              -             -             -
                                                ------------------------------------------------------------------------
Net income (loss)                                  $   14,060      $    6,611     $   (2,645)     $  3,542      $ 10,374
                                                ========================================================================
Balance Sheet Data (at end of period)
Accounts receivable, net                           $  142,768      $  143,864     $  149,103      $143,106      $ 92,360
Inventories                                           151,578         135,511        130,802       128,847        95,779
Total assets                                          417,270         408,458        412,901       409,622       251,948
Accounts payable and accrued liabilities              100,545         104,773        107,040       100,483        71,805
Long-term debt, less current maturities               271,480         270,429        281,658       281,206       139,664
Stockholder's equity                                   39,178          27,674         19,147        21,792        31,960

(1) Consists of certain state and local income taxes. As Subchapter S Corporations under the Internal Revenue Code of 1986, as amended (the
     Code), the Company and its subsidiaries are not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has made periodic distributions to Mr. Hendricks in respect of such tax liabilities in accordance with the terms of the Tax Allocation Agreement (as defined herein). See "Certain Relationships and Related Transactions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 2000:

                                                                 Year Ended December 31,
                                                     --------------------------------------------
                                                               2000           1999          1998
                                                     --------------------------------------------
          Income Statement Data
          Net sales                                           100.0%         100.0%         100.0%
          Cost of sales                                        75.6           76.4           77.0
                                                     --------------------------------------------
          Gross profit                                         24.4           23.6           23.0
          Operating expenses:
            Distribution centers                               19.1           18.9           19.2
            General and administrative                          2.1            1.5            1.4
            Amortization of intangible assets                   0.1            0.2            0.2
            Non-recurring charges                                 -            0.6            0.3
                                                     --------------------------------------------
          Total operating expenses                             21.3           21.2           21.1
          Operating income                                      3.1%           2.4%           1.9%
                                                     ============================================

 Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
                                     1999

  Net sales for the year ended December 31, 2000 increased by 3.5% in 2000 to $1.2 billion. Comparable distribution center sales growth was 4.0% in 2000.

  Gross profit for the year ended December 31, 2000 increased by 7.0% in 2000 to $302.3 million from $282.5 million in 1999. This increase in gross profit is primarily a result of profits associated with increased sales.

  Gross profit, as a percentage of net sales in 2000 increased to 24.4% from 23.6% in 1999. Management believes the improvement in gross profit percentage relates primarily to strategic merchandising initiatives, including pricing, purchasing, and incentive programs, at the distribution centers to increase gross profit margin. The gross profit percentage increase is also due in part to management's continued focus on improving gross profit through increased sales of products with higher gross profit margins.

  Distribution center operating expenses for the year ended December 31, 2000 increased by 4.8% in 2000 to $237.4 million from $226.6 million in 1999. As a percentage of net sales, distribution center operating expenses increased to 19.1% in 2000 from 18.9% in 1999. The increase is primarily the result of increased wages incurred as a result of increased sales, and increased fuel costs for delivery vehicles.

  These two increases are partially offset by a reduction in the provision for doubtful accounts. Historically, the Company's provision for doubtful accounts has been in the range of .5% to .6% of net sales. After significant growth during 1997, the provision for doubtful accounts rose to .8% and .9% of net sales for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 2000, the provision for doubtful accounts was .6% of net sales.

  General and administrative expenses increased by $7.3 million to $25.3 million
in 2000 from $18.0 million in 1999.    The most significant increase in general
and administrative expense is a result of costs associated with a comprehensive evaluation and design of new operating and administrative processes focused on better serving customer needs and improving efficiencies. Throughout this process, the Company had engaged a consulting firm and added internal project coordinators and financial analysts. This evaluation, which concluded during the third quarter of 2000, has resulted in the development and implementation of new policies and programs enabling more consistent merchandising, purchasing and pricing within local markets to improve gross profit. The Company expects additional improvements to its operating and administrative processes.

  Another phase of this process was the evaluation of the Company's computer systems and review of potential replacement systems. Through this evaluation, management has decided to maintain and enhance its current computer system, and, at the present time, not to proceed with the development of a new system.

  Amortization of intangible assets decreased by $0.1 million to $1.6 million in 2000 from $1.7 million in 1999.

  Interest expense increased by $2.1 million to $25.0 million in 2000 from $22.9 million in 1999. The increase is primarily due to increased interest rates on the Company's LIBOR based borrowings partially offset by a reduction in the Company's average borrowings.

  Extraordinary item. During 2000 the Company repurchased and retired $11.6 million of the Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the write-off of the applicable unamortized deferred financing costs and other expenses.

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

     In December 1999, the Company and VAP reached a final settlement whereby the Company paid $6.6 million to VAP. During 1999, the Company recorded a $7.0 million non-recurring charge related to this settlement and estimated legal and other expenses. As part of this settlement, VAP agreed to amend the supply agreement to substantially lower the minimum purchase requirements for 1999 and 2000 and to conclude the supply agreement on December 31, 2000. The Company has met the revised 1999 and 2000 purchase requirements.

  Interest expense decreased by $2.2 million to $22.9 million in 1999 from $25.1 million in 1998. The reduction is due to decreased interest rates on the Company's LIBOR based borrowings and a reduction in the Company's average borrowings.

  Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by operations was $14.8 million for the year ended December 31, 2000 compared to $23.3 million for the year ended December 31, 1999 and $11.8 million for the year ended December 31, 1998. The decrease in 2000 was due to an increase in inventories and a lower provision for doubtful accounts, being partially offset by improved earnings. The increase in 1999 over 1998 was principally due to improved earnings and improved accounts receivable collections.

  Cash Flows from Investing Activities. Net cash used in investing activities was $16.7 million, $13.9 million and $13.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's investing activities consist primarily of costs associated with capital expenditures. Capital expenditures, comprised mainly of routine delivery vehicle replacements, were $15.9 million, $14.2 million and $12.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Other investing activities include the acquisition of building products distributors. Acquisitions of businesses were $2.5 million, $1.0 million and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $2.2 million, $(9.3) million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building products distributors and, to a lesser extent, distributions to the Company's sole stockholder in respect of tax liabilities related to the Company.

  Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources to meet its financial obligations, as well as to provide funds for the Company's working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

  Senior Subordinated Notes. As of December 31, 2000, the Company had $79.1 million of unsecured Senior Subordinated Notes outstanding bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement. During 2000 and 1999, the Company repurchased and retired $11.6 and $9.3 million, respectively, of the Senior Subordinated Notes. The notes purchased in 2000 resulted in an extraordinary gain of $1.0 million net of the write-off of the applicable unamortized deferred financing costs and other expenses.

  Revolving Credit Agreement. The Company is party to a credit agreement which permits borrowings of up to $250 million under the revolving line of credit (the Revolver). Debt outstanding under this agreement as of December 31, 2000 was $172.5 million and borrowings under the Revolver are secured by accounts receivable and inventories. The initial term of the Revolver expires on June 30, 2002, but shall automatically extend for successive one year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period.

  Seasonality

  Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

  Inflation

  The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 2000.

  Forward Looking Statements

  This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things:
(i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from its comprehensive evaluation of new operating and administrative processes (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Revolver. If market interest rates for such borrowings average 1% more during 2001 than they did during 2000, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

Name                         Age                             Position
----------------------------------------------------------------------------------------------
Kenneth A. Hendricks          59       Chief Executive Officer and Chairman of the Board
David Luck                    51       President, Chief Operating Officer, and Director
Diane Hendricks               53       Executive Vice President, Secretary, and Director
Kendra Story                  41       Chief Financial Officer, Treasurer, and Director
Robert Bartels                52       Senior Vice President of Operations
Keith Rozolis                 41       Vice President of Strategic Marketing and Planning
Gil Aleman                    57       Director
Kent Nelson                   56       Director

  Kenneth A. Hendricks serves as Chief Executive Officer and Chairman of the Board. Prior to July 1998 when Mr. David Luck was hired, Mr. Hendricks also served as the President. Prior to 1982, Mr. Hendricks was the owner and operator of a number of successful exterior building contracting businesses and real estate businesses.

  David Luck has served as President and Chief Operating Officer since July of 1998, and a director since May of 1999. Prior to joining ABC, he was the President of Bridgestone/Firestone Retail Operations Division, and the Senior Vice President of Bridgestone/Firestone, Inc. As president he was responsible for 1,550 retail stores selling tires and automotive services. Mr. Luck spent twenty-seven years with Bridgestone/Firestone and held a variety of positions with increasing responsibilities.

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

ITEM 11.  EXECUTIVE COMPENSATION

  The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 2000 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 2000.

                                                                                                All Other
Name and Principal Position                                    Annual Compensation         Compensation (1)
--------------------------------------------------------------------------------------------------------------
                                                               Annual          Bonus
Kenneth A. Hendricks
 Chief Executive Officer and Chairman of  the Board            $1,090,759              -            4,512
David Luck
 President and Chief Operating Officer                            533,050         27,074            8,100
Diane M. Hendricks
 Executive Vice President and Secretary                           250,174              -            3,505
Kendra Story
 Chief Financial Officer and Treasurer                            200,000         27,074            2,421
Robert Bartels
 Senior Vice President of Operations                              175,000         27,074            1,611

 (1) Consists of estimated amounts paid by the Company for automobiles and for matching payments under the Company's 401(k) Profit Sharing Plan, respectively, as follows: Mr. Hendricks-$2,912 and $1,600; Mr. Luck-$6,500 and $1,600; Ms. Hendricks-$1,905 and $1,600; Ms. Story-$821 and $1,600; and
     Mr. Bartels-$11 and $1,600.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), Blackhawk Transportation, Inc. (Blackhawk), Amfinity Capital, LLC (Amfinity), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties (HCP), Hendricks Carolina Properties, LLC (Carolina), Hendricks Peachtree, LLC (Peachtree), Hendricks Michigan Properties, LLC (Michigan), Hendricks Oregon Properties, LLC (Oregon), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC's sole stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Blackhawk provides transportation services for the Company. The Company leases properties from Water Tower, Carolina, Peachtree, Michigan, Oregon, and HCP. Amfinity provides business advisory services. APIA is an insurance broker who provides services and arranges insurance for ABC. The Company believes that the transactions between ABC and the Related Entities have generally been conducted on an arm's-length basis.

  In connection with certain of the Company's acquisitions, the Company's sole stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 2000 was approximately $3.5 million and $5.3 million as of December 31, 1999. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. The Company's debt agreements will permit it to lend up to $10.0 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its bank borrowings. The maximum amount of such borrowings at any time during the three years ended December 31, 2000, occurred in January 1998 and aggregated $7.4 million.

  As described above, as of December 31, 2000, the Company leased 106 facilities from Mr. Hendricks or his affiliates compared to 102 facilities as of December 31, 1999, and 98 facilities as of December 31, 1998. For the years ended December 31, 2000, 1999 and 1998, the Company paid $11.7 million, $11.1 million and 8.8 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and are adjusted annually to reflect changes in the consumer price index.

  As of December 31, 2000 and 1999, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $5.4 million and $5.5 million, respectively. Such guarantees are related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in July 1999 and aggregated $5.5 million.

  Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provides certain insurance coverage to the Company, as well as third party companies, which is subsequently reinsured in part by third-party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $12.8 million, $11.8, and $9.5 million in 2000, 1999 and 1998, respectively, for claim liabilities, as determined by an independent actuarial service.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1.) FINANCIAL STATEMENTS


AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

                                                                                                          Page
                                                                                                          -----
Report of Ernst & Young LLP, Independent Auditors                                                          16
Consolidated Balance Sheets as of December 31, 2000 and 1999                                               17
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                 18
Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998       19
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                 20
Notes to Consolidated Financial Statements                                                                 21

     (2.) FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3.) LISTING OF EXHIBITS

(b)  CURRENT REPORTS ON FORM 8-K

     During the quarter ended December 31, 2000, the Company had no current filings on Form 8-K.

(c)  EXHIBITS

     See Exhibit Index submitted as a separate section of this report.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
American Builders & Contractors Supply Co., Inc.

  We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin
March 2, 2001

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share and share amounts)

                                                                                             December 31,
                                                                                        2000             1999
                                                                               ----------------------------------
Assets (Note 3)
Current assets:
  Cash                                                                                  $  5,009         $  4,717
  Accounts receivable, less allowance for doubtful accounts of $6,075--
    2000 and $6,975--1999                                                                142,768          143,864
  Inventories                                                                            151,578          135,511
  Prepaid expenses and other                                                               2,880            3,672
                                                                               ----------------------------------
     Total current assets                                                                302,235          287,764
Property and equipment, net (Note 4)                                                      66,100           67,515
Receivable from sole stockholder and affiliates (Note 6)                                   3,452            5,320
Goodwill, net of accumulated amortization of $4,385--2000 and $3,089--1999                37,847           39,143
Other intangible assets, net of accumulated amortization of $3,170--2000 and
     $2,233--1999                                                                          5,263            6,200
Security deposits                                                                            869              740
Other assets                                                                               1,504            1,776
                                                                               ----------------------------------
                                                                                        $417,270         $408,458
                                                                               ==================================
Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                                                      $ 78,634         $ 82,497
  Accrued payroll and benefits                                                            10,020            9,930
  Accrued liabilities                                                                     11,891           12,346
  Current portion of long-term debt (Note 3)                                               6,067            5,582
                                                                               ----------------------------------
     Total current liabilities                                                           106,612          110,355
Long-term debt (Note 3)                                                                  271,480          270,429
Commitments and contingent liabilities (Notes 5, 6 and 7)
Stockholder's equity:
       Common stock  $0.01 par value; 1,000 shares authorized, 147.04 shares
           issued and outstanding                                                              -                -
  Additional paid-in capital                                                               3,779            3,779
  Retained earnings                                                                       35,399           23,895
                                                                               ----------------------------------
     Total stockholder's equity                                                           39,178           27,674
                                                                               ----------------------------------
                                                                                        $417,270         $408,458
                                                                               ==================================

                            See accompanying notes.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                     Year Ended December 31,
                                                            2000               1999               1998
                                                 --------------------------------------------------------
Net sales                                                $1,238,937         $1,197,509         $1,162,110
Cost of sales                                               936,627            914,971            894,450
                                                 --------------------------------------------------------
Gross profit                                                302,310            282,538            267,660
Operating expenses:
  Distribution centers                                      237,383            226,587            223,602
  General and administrative                                 25,336             18,040             16,366
  Amortization of intangible assets                           1,601              1,686              1,735
  Non-recurring charges (Note 10)                                 -              7,030              3,900
                                                 --------------------------------------------------------
                                                            264,320            253,343            245,603
                                                 --------------------------------------------------------
Operating income                                             37,990             29,195             22,057
Other income (expense):
  Interest income                                               340                500                542
  Interest expense                                          (25,033)           (22,913)           (25,074)
                                                 --------------------------------------------------------
                                                            (24,693)           (22,413)           (24,532)
                                                 --------------------------------------------------------
Income (loss) before provision for income taxes
       and extraordinary item                                13,297              6,782             (2,475)
Provision for income taxes                                      280                171                170
                                                 --------------------------------------------------------
Income (loss) before extraordinary item                      13,017              6,611             (2,645)
Extraordinary item (Note 3)                                   1,043                  -                  -
                                                 --------------------------------------------------------
Net income (loss)                                        $   14,060         $    6,611         $   (2,645)
                                                 ========================================================

                            See accompanying notes.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)


                                          Common             Additional            Retained          Total Stock-
                                           Stock           Paid-in Capital         Earnings         holder's Equity
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997        $     -                    $1,863              $19,929               $21,792
Net loss                                  -                         -               (2,645)               (2,645)
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998              -                     1,863               17,284                19,147
Net income                                -                         -                6,611                 6,611
Contributions by sole stockholder         -                     1,916                    -                 1,916
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1999              -                     3,779               23,895                27,674
Net income                                -                         -               14,060                14,060
Distributions to sole stockholder         -                         -               (2,556)               (2,556)
                                  ---------------------------------------------------------------------------------
Balance at December 31, 2000        $     -                    $3,779              $35,399               $39,178
                                  =================================================================================

                            See accompanying notes.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            Year Ended December 31,
                                                                                         2000             1999             1998
                                                                                  ---------------------------------------------
Operating activities
Net income (loss)                                                                    $ 14,060         $  6,611         $ (2,645)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities, net of acquistions:
    Depreciation                                                                       14,637           14,330           14,051
    Amortization                                                                        1,601            1,686            1,735
    Amortization of deferred financing costs                                              360              670              435
    Non-recurring charge                                                                    -                -            3,900
    Provision for doubtful accounts                                                     7,323           10,648            8,690
    Loss on disposal of property and equipment                                          1,115              282              454
    Extraordinary item                                                                 (1,043)               -                -
    Change in operating assets and liabilities:
        Accounts receivable                                                            (5,009)          (5,202)         (18,213)
        Inventories                                                                   (14,949)          (3,941)          (1,350)
        Prepaid expenses and other                                                        811              930             (833)
        Security deposits                                                                (129)             252               33
        Other assets                                                                      272             (728)            (969)
        Accounts payable                                                               (3,863)          (2,482)           6,490
        Accrued liabilities                                                              (400)             215               66
                                                                                  ---------------------------------------------
            Cash provided by operating activities                                      14,786           23,271           11,844

Investing activities
Additions to property and equipment                                                   (15,895)         (14,194)         (12,376)
Proceeds from disposal of property and equipment                                        1,733            1,317            1,580
Acquisitions of businesses                                                             (2,495)          (1,042)          (2,263)
                                                                                  ---------------------------------------------
            Cash used in investing activities                                         (16,657)         (13,919)         (13,059)

Financing activities
Net borrowings (payments) under line of credit                                         14,578           (5,348)            (482)
Proceeds from long-term debt                                                                -            5,000            3,724
Payments on long-term debt                                                            (11,727)         (10,355)          (3,874)
Net change in receivable from sole stockholder and affiliates                           1,868             (480)           2,489
(Distributions to) contributions by sole stockholder                                   (2,556)           1,916                -
Deferred financing costs                                                                    -              (50)            (100)
                                                                                  ---------------------------------------------
            Cash provided by (used in) financing activities                             2,163           (9,317)           1,757
                                                                                  ---------------------------------------------
Net increase in cash                                                                      292               35              542
            Cash at beginning of year                                                   4,717            4,682            4,140
                                                                                  ---------------------------------------------
            Cash at end of year                                                      $  5,009         $  4,717         $  4,682
                                                                                  =============================================

Supplemental disclosures of cash flow information are as follows:
    Cash paid for interest                                                           $ 24,744         $ 22,691         $ 24,691
    Cash paid for income taxes                                                            280              176              325

                           See accompanying notes

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

     The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC) and its wholly owned subsidiaries, Mule-Hide Products Co., Inc. (Mule-Hide), and Amcraft Building Products Co., Inc. (Amcraft) (collectively, the Company). All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

     The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 200, 200 and 204 distribution center locations at December 31, 2000, 1999 and 1998, respectively.

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

     Other Intangible Assets

     Other intangible assets include noncompete agreements and deferred financing costs which are amortized over the term of the respective agreements or loans (ranging from 7 to 15 years).

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

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Nature of Business and Summary of Significant Accounting Policies (continued)

     Revenue Recognition

     The Company recognizes revenue upon delivery of product and transfer of title to the customer, which typically occurs at the Company's distribution center locations.

     Late Payment Charges

     Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to distribution center operating expenses. Late payment charges were approximately $4,112,000, $3,861,000 and $4,654,000 in 2000, 1999 and 1998, respectively.

     Shipping and Handling Costs

     The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as distribution center expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $59,972,000, $54,452,000, and $53,657,000 for the years ended
December 31, 2000, 1999, and 1998, respectively.

     Advertising

     Advertising costs are expensed in the period incurred. Total advertising expense was approximately $4,758,000, $4,001,000, and $3,990,000 for 2000, 1999
and 1998, respectively.

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

     Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of approximately $280,000, $171,000, and $170,000 have been made for such income taxes for the years ended December 31, 2000, 1999 and 1998, respectively.

     Net income (loss) differs from the amount currently taxable to the Company's sole stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes, principally inventory costs capitalized, bad debts, depreciation, and amortization.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Business Acquisitions

     The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Business Acquisitions (continued)

2000 Acquisitions

     On December 31, 2000, the Company acquired certain assets and assumed certain liabilities of Central Building Supply, Inc. (Central) for a purchase price of approximately $2,200,000. Central was engaged primarily in the wholesale distribution of siding material and accessories in the Maryland market. The Company made one other acquisition of assets during the year with a purchase price of approximately $271,000. The cost of both acquisitions approximated the fair value of the net assets acquired.

1999 Acquisitions

     During 1999, the Company made three acquisitions, with an aggregate cost of approximately $1,000,000. The cost of the acquisitions approximated the fair value of the net assets acquired.

     Unaudited pro forma financial information for the acquisitions in 2000 and 1999 is not presented because these acquisitions did not have a material impact on the Company's results of operations.

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

3. Long-Term Debt

     Long-term debt consists of the following:

                                                              December 31,
                                                           2000             1999
                                                    ----------------------------
                                                              (in thousands)

          Revolving line of credit                     $172,513         $157,935
          Senior Subordinated Notes                      79,100           90,650
          Equipment loans                                20,078           21,425
          Mortgage notes payable                          5,856            6,001
                                                    ----------------------------
                                                        277,547          276,011
          Less current maturities                         6,067            5,582
                                                    ----------------------------
                                                       $271,480         $270,429
                                                    ============================

     The Company has a financing agreement with a group of banks (Revolver) under which the Company may borrow, on a revolving credit basis, up to a maximum of $250,000,000. The initial term of the Revolver expires on June 30, 2002, but shall automatically extend for successive one year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period. At December 31, 2000, the Company had $6,100,000 of availability under the Revolver. The average availability during 2000 was approximately $53,700,000 based on a percentage of eligible accounts receivable and inventories. Interest on the Revolver at December 31, 2000 was primarily based on LIBOR plus 1.25%. The weighted average interest rate on all borrowings outstanding under the Revolver at December 31, 2000 and 1999, was 8.2% and 7.7%, respectively.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long-Term Debt (continued)

     The Revolver contains various covenants, including, among other things, provisions that place restrictions on ABC's ability to merge or sell its business, sell assets, make investments other than in the ordinary course of business, repurchase stock, or pay dividends. Additional provisions require the Company to maintain specified tangible net worth and cash flow amounts and require that the Company's sole stockholder continue to own at least 51% of the Company's common stock.

     The Company's 10 5/8% Senior Subordinated Notes are due in 2007. During 2000, the Company repurchased and retired $11,550,000 of the Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1,043,000 net of the write-off of the applicable portion of the unamortized deferred financing costs and other expenses. During 1999, the Company repurchased and retired $9,350,000 of the Senior Subordinated Notes. The difference between the par value of the Senior Subordinated Notes repurchased in 1999 and the repurchased price, net of the applicable portion of the unamortized deferred financing costs written off, was not material. Funds used to repurchase the Senior Subordinated Notes were obtained primarily from borrowings under the Revolver.

     In 1999, the Company obtained a $5,000,000 note due in 48 monthly principal and interest installments beginning in February 2000. The note is collateralized by specific equipment (delivery trucks, trailers and forklifts) and bears interest at 8.01%. In 1998, the Company refinanced its previous equipment loans with a $16,300,000 note, collateralized by specific equipment (delivery trucks, trailers, and forklifts). A principal payment of $4,075,000 is due in July 2001 with the remaining principal balance due in July 2002. The note bears interest at 7.1% and is payable monthly.

     The mortgage notes payable principally relate to ABC's corporate offices, and are due in monthly principal and interest installments of approximately $50,000 through April 2002, with a final maturity date of May 31, 2002. Interest on the mortgage notes was 8.375% through February 1, 1999. From February 2, 1999 through February 1, 2001 the rate is 7.75%, and is adjusted annually thereafter.

     Substantially all of the Company's assets are collateral for the Company's indebtedness. Future maturities of long-term debt as of December 31, 2000, are as follows:

                                                          Amount
                                                     ---------------
                                                      (in thousands)
               Year ending December 31,
                       2001                                 $  6,067
                       2002                                  191,130
                       2003                                    1,250
                       2004                                        -
                       2005                                        -
                       Thereafter                             79,100
                                                     ---------------
                                                            $277,547
                                                     ===============

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Property and Equipment

     Property and equipment consists of the following:

                                                                December 31,
                                                             2000           1999
                                                      --------------------------
                                                               (in thousands)

          Land                                           $  3,556       $  3,610
          Buildings and improvements                       13,329         13,497
          Warehouse equipment                              11,627         11,048
          Vehicles                                         72,845         69,840
          Office furniture and equipment                   12,456         12,821
          Leasehold improvements                           16,106         14,488
                                                      --------------------------
                                                          129,919        125,304
          Less accumulated depreciation                    63,819         57,789
                                                      --------------------------
                                                         $ 66,100       $ 67,515
                                                      ==========================

5. Lease Commitments

     The Company conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2010. Generally, the leases provide that the Company pay all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require the Company to pay real estate taxes.

     As of December 31, 2000, the real estate for 106 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $11,742,000, $11,146,000, and $8,832,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Rent expense under all leases totaled $20,516,000, $20,743,000 and $20,872,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental payments required as of December 31, 2000, under all leases with initial or remaining terms of more than one year are as follows:

                                                                Amount
                                                          ----------------
                                                            (in thousands)
               Year ending December 31,
                       2001                                       $ 19,534
                       2002                                         18,128
                       2003                                         14,775
                       2004                                         13,138
                       2005                                         12,023
                       Thereafter                                   30,517
                                                          ----------------
                                                                  $108,115
                                                          ================

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Related-Party Transactions

     The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for the years ended December 31:

                                            2000     1999     1998
                                           -------------------------
                                                  (in thousands)
          Accounts receivable              $    58  $    49   $   14
          Security deposits                    314      320      361
          Sales                                120       76       94
          Purchases                            225      385      110
          Rent expense                      11,742   11,146    8,832
          Interest income                      300      467      531

     Interest on the receivable from the sole stockholder is charged at a rate comparable to the interest rate the Company pays on its Revolver.

     At December 31, 2000 and 1999, the Company had guaranteed debt of the sole stockholder in the amounts of approximately $1,742,000 and $1,870,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximately $3,664,000 at December 31, 2000 and 1999 with respect to debt of the sole stockholder and affiliates.

     An insurance captive, owned by the sole stockholder and his spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. The Company paid an insurance broker, also owned by the sole stockholder and his spouse, net of reimbursements, approximately $12,832,000, $11,762,000 and $9,499,000 in 2000,
1999 and 1998, respectively, for claim liabilities, as determined by an independent actuarial service. The Company has a $5,000,000 letter of credit outstanding at December 31, 2000 with respect to its potential exposure under certain coverages provided by the affiliated insurance captive.

7. Contingent Liabilities

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

8. Employee Benefit Plan

     The Company sponsors a 401(k) plan covering substantially all employees. Contributions, which are at the discretion of the Company, approximated $408,000 in 2000 and $204,000 in 1998. No discretionary contributions were made in 1999.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Fair Value of Financial Instruments

  The carrying value of cash, accounts receivable, accounts payable and borrowings under the Revolver approximated fair value at December 31, 2000 and 1999. The value of the Senior Subordinated Notes, based on quoted market prices, is as follows:

                                         December 31,
                                     2000            1999
                                    -----------------------
                                         (in thousands)
                 Par Value           $79,100       $90,650
                 Fair Value           62,489        84,305

  Substantially all of the Company's accounts receivable are due from contractors located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and projects, where applicable, and collateral is required in certain situations. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

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

  In December 1999, the Company and VAP reached a final settlement whereby the Company paid $6,550,000. The Company recorded a $7,030,000 non-recurring charge related to this settlement including legal and other expenses. As part of this settlement, VAP agreed to amend the supply agreement to substantially lower the minimum purchase requirements for 1999 and 2000 and to conclude the supply agreement on December 31, 2000. The Company has exceeded both the revised 1999 purchase requirements of $8,000,000, and the 2000 purchase requirements of $10,000,000.

  For many years, the Company had done a significant volume of business with a large roofing contractor in Chicago. In 1998, the contractor's assets and business were foreclosed upon by its bank. At that time, the Company had notes receivable for $4,698,000 from the contractor. In an effort to reduce its loss as well as for other business reasons, the Company purchased the contractor's assets from the bank, finished the contracts in process, collected the receivables and sold the remaining assets. The company incurred a loss of $3,900,000 related to these activities.

11. Summarized Financial Information about Guarantor Subsidiaries

  The following tables present consolidating financial information for 2000, 1999 and 1998 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2000
(in thousands)                                                      Subsidiary
                                                     ABC            Guarantors      Eliminations     Consolidated
                                                    ------------------------------------------------------------
Assets
Current assets:
  Cash                                              $  4,651          $   358         $      -          $  5,009
  Accounts receivable, less allowance
    for doubtful accounts                            142,516            7,060           (6,808)          142,768
  Inventories                                        152,588            1,331           (2,341)          151,578
  Intercompany advances                               (4,519)           4,519                -                 -
  Prepaid expenses and other                           1,913              967                -             2,880
                                                    ------------------------------------------------------------
     Total current assets                            297,149           14,235           (9,149)          302,235
Property and equipment, net                           65,718              382                -            66,100
Investment in subsidiaries                             4,782                -           (4,782)                -
Receivable from sole stockholder and
  affiliates                                           3,452                -                -             3,452
Goodwill, net of accumulated amortization             37,847                -                -            37,847
Other intangible assets, net of accumulated
  amortization                                         5,263                -                -             5,263
Security deposits                                        869                -                -               869
Other assets                                           1,472               32                -             1,504
                                                    ------------------------------------------------------------
                                                    $416,552          $14,649         $(13,931)         $417,270
                                                    ============================================================

Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                  $ 79,114          $ 6,328         $ (6,808)         $ 78,634
  Accrued payroll and benefits                         9,801              219                -            10,020
  Accrued liabilities                                 10,912              979                -            11,891
  Current portion of long-term debt                    6,067                -                -             6,067
                                                    ------------------------------------------------------------
     Total current liabilities                      $105,894          $ 7,526         $ (6,808)         $106,612
Long-term debt                                       271,480                -                -           271,480
Commitments and contingent liabilities
Stockholder's equity:
  Common stock                                             -                -                -                 -
  Additional paid-in capital                           3,779                1               (1)            3,779
  Retained earnings                                   35,399            7,122           (7,122)           35,399
                                                    ------------------------------------------------------------
     Total stockholder's equity                       39,178            7,123           (7,123)           39,178
                                                    ------------------------------------------------------------
                                                    $416,552          $14,649         $(13,931)         $417,270
                                                    ============================================================

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 1999
(in thousands)                                                     Subsidiary
                                                      ABC          Guarantors       Eliminations    Consolidated
                                                    ------------------------------------------------------------
Assets
Current assets:
  Cash                                              $  4,648         $    69          $      -          $  4,717
  Accounts receivable, less allowance
     for doubtful accounts                           143,638           7,106            (6,880)          143,864
  Inventories                                        135,969           1,514            (1,972)          135,511
  Intercompany advances                                1,548          (1,548)                -                 -
  Prepaid expenses and other                           2,441           1,231                 -             3,672
                                                    ------------------------------------------------------------
     Total current assets                            288,244           8,372            (8,852)          287,764
Property and equipment, net                           66,979             536                 -            67,515
Investment in subsidiaries                             2,125               -            (2,125)                -
Receivable from sole stockholder and
  affiliates                                           5,320               -                 -             5,320
Goodwill, net of accumulated amortization             39,143               -                 -            39,143
Other intangible assets, net of accumulated                                                  -
  amortization                                         6,200               -                               6,200
Security deposits                                        740               -                 -               740
Other assets                                           1,680              96                 -             1,776
                                                    ------------------------------------------------------------
                                                    $410,431         $ 9,004          $(10,977)         $408,458
                                                    ============================================================


Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                  $ 85,421         $ 3,956          $ (6,880)         $ 82,497
  Accrued payroll and benefits                         9,784             146                 -             9,930
  Accrued liabilities                                 11,541             805                 -            12,346
  Current portion of long-term debt                    5,582               -                 -             5,582
                                                    ------------------------------------------------------------
     Total current liabilities                       112,328           4,907            (6,880)          110,355
Long-term debt                                       270,429               -                 -           270,429
Commitments and contingent liabilities
Stockholder's equity:
  Common Stock                                             -               -                 -                 -
  Additional paid-in capital                           3,779               1                (1)            3,779
  Retained earnings                                   23,895           4,096            (4,096)           23,895
                                                    ------------------------------------------------------------
     Total stockholder's equity                       27,674           4,097            (4,097)           27,674
                                                    ------------------------------------------------------------
                                                    $410,431         $ 9,004          $(10,977)         $408,458
                                                    ============================================================

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.  Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Operations
for the Year Ended December 31, 2000
(in thousands)

                                                                     Subsidiary
                                                 ABC                 Guarantors      Eliminations     Consolidated
                                                ------------------------------------------------------------------
Net sales                                       $1,236,118            $55,874          $(53,055)        $1,238,937
Cost of sales                                      942,862             46,452           (52,687)           936,627
                                                ------------------------------------------------------------------
Gross profit                                       293,256              9,422              (368)           302,310
Operating expenses:
  Distribution centers                             232,497              4,886                 -            237,383
  General and administrative                        23,837              1,499                 -             25,336
  Amortization of intangible assets                  1,601                  -                 -              1,601
                                                ------------------------------------------------------------------
                                                   257,935              6,385                 -            264,320
                                                ------------------------------------------------------------------
Operating income                                    35,321              3,037              (368)            37,990
Other income (expense):
  Interest income                                      340                  -                 -                340
  Interest expense                                 (25,033)                 -                 -            (25,033)
                                                ------------------------------------------------------------------
                                                   (24,693)                 -                 -            (24,693)
                                                ------------------------------------------------------------------

Income before provision for income taxes,
   equity in earnings of subsidiaries, and
   extraordinary item                               10,628              3,037              (368)            13,297
Provision for income taxes                             268                 12                 -                280
                                                ------------------------------------------------------------------
                                                    10,360              3,025              (368)            13,017
Equity in earnings of subsidiaries                   2,657                  -            (2,657)                 -
                                                ------------------------------------------------------------------
Income before extraordinary item                    13,017              3,025            (3,025)            13,017
Extraordinary item                                   1,043                  -                 -              1,043
                                                ------------------------------------------------------------------
Net income                                      $   14,060            $ 3,025          $ (3,025)        $   14,060
                                                ==================================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.  Summarized Financial Information about Guarantor Subsidiaries (continued)


Consolidating Statement of Operations
for the Year Ended December 31, 1999
(in thousands)

                                                                 Subsidiary
                                                  ABC            Guarantors        Eliminations     Consolidated
                                             -------------------------------------------------------------------
Net sales                                    $1,194,903            $49,036           $(46,430)        $1,197,509
Cost of sales                                   920,421             40,893            (46,343)           914,971
                                             -------------------------------------------------------------------
Gross profit                                    274,482              8,143                (87)           282,538
Operating expenses:
  Distribution centers                          221,828              4,759                  -            226,587
  General and administrative                     16,837              1,203                  -             18,040
  Amortization of intangible assets               1,686                  -                  -              1,686
  Non-recurring charge                            7,030                  -                  -              7,030
                                             -------------------------------------------------------------------
                                                247,381              5,962                  -            253,343
                                             -------------------------------------------------------------------
Operating income                                 27,101              2,181                (87)            29,195
Other income (expense):
  Interest income                                   634                  -               (134)               500
  Interest expense                              (22,913)              (134)               134            (22,913)
                                             -------------------------------------------------------------------
                                                (22,279)              (134)                 -            (22,413)
                                             -------------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries         4,822              2,047                (87)             6,782
Provision for income taxes                          158                 13                  -                171
                                             -------------------------------------------------------------------
                                                  4,664              2,034                (87)             6,611
Equity in earnings of subsidiaries                1,947                  -             (1,947)                 -
                                             -------------------------------------------------------------------
Net income                                   $    6,611            $ 2,034           $ (2,034)        $    6,611
                                             ===================================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.  Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Operations
for the Year Ended December 31, 1998
(in thousands)

                                                                 Subsidiary
                                                 ABC             Guarantors         Eliminations    Consolidated
                                             -------------------------------------------------------------------
Net sales                                    $1,156,493            $51,142           $(45,525)        $1,162,110
Cost of sales                                   896,673             43,025            (45,248)           894,450
                                             -------------------------------------------------------------------
Gross profit                                    259,820              8,117               (277)           267,660
Operating expenses:
  Distribution centers                          218,369              5,233                  -            223,602
  General and administrative                     15,453                913                  -             16,366
  Amortization of intangible assets               1,735                  -                  -              1,735
  Non-recurring charge                            3,900                  -                  -              3,900
                                             -------------------------------------------------------------------
                                                239,457              6,146                  -            245,603
                                             -------------------------------------------------------------------

Operating income                                 20,363              1,971               (277)            22,057
Other income (expense):
  Interest income                                   558                  -                (16)               542
  Interest expense                              (25,074)               (16)                16            (25,074)
                                             -------------------------------------------------------------------
                                                (24,516)               (16)                 -            (24,532)
                                             -------------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of               (4,153)             1,955               (277)            (2,475)
    subsidiaries
Provision for income taxes                          160                 10                  -                170
                                             -------------------------------------------------------------------
                                                 (4,313)             1,945               (277)            (2,645)
Equity in earnings of subsidiaries                1,668                  -             (1,668)                 -
                                             -------------------------------------------------------------------
Net income (loss)                            $   (2,645)           $ 1,945           $ (1,945)        $   (2,645)
                                             ===================================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidated Statement of Cash Flows
Year Ended December 31, 2000
(in thousands)                                                        Subsidiary
                                                         ABC          Guarantors     Eliminations     Consolidated
                                                  -----------------------------------------------------------------
Operating activities
Net income                                               $ 14,060         $ 3,025         $(3,025)         $ 14,060
Adjustments to reconcile net income to cash
 provided by operating activities, net of acquisitions:
    Depreciation                                           14,402             235               -            14,637
    Amortization                                            1,601               -               -             1,601
    Amortization of deferred financing costs                  360               -               -               360
    Provision for doubtful accounts                         7,323               -               -             7,323
    Loss on disposal of property and equipment              1,089              26               -             1,115
    Extraordinary item                                     (1,043)              -               -            (1,043)
    Change in operating assets and liabilities:
        Accounts receivable                                (4,983)             45             (71)           (5,009)
        Inventories                                       (15,500)            183             368           (14,949)
        Prepaid expenses and other                            547             264               -               811
        Security deposits                                    (129)              -               -              (129)
        Other assets                                        6,273          (4,454)         (1,547)              272
        Accounts payable                                   (6,307)          2,373              71            (3,863)
        Accrued liabilities                                  (647)            247               -              (400)
                                                         ----------------------------------------------------------
            Cash provided by operating activities          17,046           1,944          (4,204)           14,786

Investing activities
Additions to property and equipment                       (15,752)           (143)              -           (15,895)
Proceeds from disposal of property and
   Equipment                                                1,698              35               -             1,733
Acquisitions of businesses                                 (2,495)              -               -            (2,495)
Investment in subsidiaries                                 (2,657)              -           2,657                 -
                                                         ----------------------------------------------------------
             Cash used in investing activities            (19,206)           (108)          2,657           (16,657)

Financing activities
Net borrowings (payments) under line of credit             14,578          (1,547)          1,547            14,578
Payments on long-term debt                                (11,727)              -               -           (11,727)
Net change in receivable from sole stockholder and
   Affiliates                                               1,868               -               -             1,868
Distributions to sole stockholder                          (2,556)              -               -            (2,556)
                                                         ----------------------------------------------------------
            Cash provided by (used in) financing
              Activities                                    2,163          (1,547)          1,547             2,163
                                                         ----------------------------------------------------------
Net increase in cash                                            3             289               0               292
            Cash at beginning of year                       4,648              69               -             4,717
                                                         ----------------------------------------------------------
            Cash at end of year                          $  4,651         $   358         $     0          $  5,009
                                                         ==========================================================

Supplemental disclosures of cash flow
   information are as follows:
        Cash paid for interest                           $ 24,744         $     -         $     -          $ 24,744
        Cash paid for income taxes                            268              12               -               280

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 1999
(in thousands)                                                      Subsidiary
                                                        ABC         Guarantors     Eliminations      Consolidated
                                                  -----------------------------------------------------------------
Operating activities
Net income                                             $  6,611         $ 2,034         $(2,034)           $  6,611
Adjustments to reconcile net income to cash
 provided by operating activities, net of acquisitions:
    Depreciation                                         14,055             275               -              14,330
    Amortization                                          1,686               -               -               1,686
    Amortization of deferred financing costs                670               -               -                 670
    Provision for doubtful accounts                      10,637              11               -              10,648
    Loss on disposal of property and equipment              247              35               -                 282
    Change in operating assets and liabilities:
        Accounts receivable                              (5,256)         (3,230)          3,284              (5,202)
        Inventories                                      (4,347)            319              87              (3,941)
        Prepaid expenses and other                          816             114               -                 930
        Security deposits                                   252               -               -                 252
        Other assets                                       (928)             10             190                (728)
        Accounts payable                                    (17)            819          (3,284)             (2,482)
        Accrued liabilities                                 592            (377)              -                 215
                                                  -----------------------------------------------------------------
            Cash provided by operating activities        25,018              10          (1,757)             23,271

Investing activities
Additions to property and equipment                     (13,862)           (332)              -             (14,194)
Proceeds from disposal of property and
   equipment                                              1,282              35               -               1,317
Acquisitions of businesses                               (1,042)              -               -              (1,042)
Investment in subsidiaries                               (1,947)              -           1,947                   -
                                                  -----------------------------------------------------------------
            Cash used in investing activities           (15,569)           (297)          1,947             (13,919)

Financing activities
Net borrowings (payments) under line of credit           (5,348)            190            (190)             (5,348)
Proceeds from long-term debt                              5,000               -               -               5,000
Payments on long-term debt                              (10,355)              -               -             (10,355)
Net change in receivable from sole stockholder and
   affiliates                                              (480)              -               -                (480)
Contributions by sole stockholder                         1,916               -               -               1,916
Deferred financing costs                                    (50)              -               -                 (50)
                                                  -----------------------------------------------------------------
            Cash provided by (used in) financing
              activities                                 (9,317)            190            (190)             (9,317)
                                                  -----------------------------------------------------------------
Net increase (decrease) in cash                             132             (97)              -                  35
            Cash at beginning of year                     4,516             166               -               4,682
                                                  -----------------------------------------------------------------
            Cash at end of year                        $  4,648         $    69         $     -            $  4,717
                                                  =================================================================

Supplemental disclosures of cash flow
   information are as follows:
        Cash paid for interest                         $ 22,691         $     -         $     -            $ 22,691
        Cash paid for income taxes                          176               -               -                 176

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 1998
(in thousands)                                                        Subsidiary
                                                         ABC          Guarantors     Eliminations    Consolidated
                                                  ---------------------------------------------------------------
Operating activities
Net income (loss)                                        $ (2,645)        $ 1,945         $(1,945)       $ (2,645)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities, net
   of acquisitions:
    Depreciation                                           13,833             218               -          14,051
    Amortization                                            1,735               -               -           1,735
    Amortization of deferred financing costs                  435               -               -             435
    Non-recurring charge                                    3,900               -               -           3,900
    Provision for doubtful accounts                         8,673              17               -           8,690
    Loss on disposal of property and equipment                454               -               -             454
    Change in operating assets and liabilities:
        Accounts receivable                               (18,231)         (1,223)          1,241         (18,213)
        Inventories                                        (2,076)            449             277          (1,350)
        Prepaid expenses and other                           (723)           (110)              -            (833)
        Security deposits                                      33               -               -              33
        Other assets                                       (2,298)            (28)          1,357            (969)
        Accounts payable                                   10,364          (2,633)         (1,241)          6,490
        Accrued liabilities                                  (137)            203               -              66
                                                  ---------------------------------------------------------------
             Cash provided by (used in) operating
               activities                                  13,317          (1,162)           (311)         11,844

Investing activities
Additions to property and equipment                       (12,228)           (148)              -         (12,376)
Proceeds from disposal of property and
   Equipment                                                1,569              11               -           1,580
Acquisition of businesses                                  (2,263)              -               -          (2,263)
Investment in subsidiaries                                 (1,668)              -           1,668               -
                                                  ----------------------------------------------------------------
             Cash used in investing activities            (14,590)           (137)          1,668         (13,059)

Financing activities
Net borrowings (payments) under line of credit               (482)          1,357          (1,357)           (482)
Proceeds from long-term debt                                3,724               -               -           3,724
Payments on long-term debt                                 (3,874)              -               -          (3,874)
Net change in receivable from sole stockholder and
   affiliates                                               2,489               -               -           2,489
Deferred financing costs                                     (100)              -               -            (100)
                                                  ---------------------------------------------------------------
            Cash provided by financing activities           1,757           1,357          (1,357)          1,757
                                                  ---------------------------------------------------------------

Net increase in cash                                          484              58               -             542
            Cash at beginning of year                       4,032             108               -           4,140
                                                  ---------------------------------------------------------------
            Cash at end of year                          $  4,516         $   166         $     -        $  4,682
                                                  ===============================================================


Supplemental disclosures of cash flow
   information are as follows:
        Cash paid for interest                           $ 24,691         $     -   $           -        $ 24,691
        Cash paid for income taxes                            314              11               -             325

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  Quarterly Results of Operations (Unaudited)


                                                      Year ended December 31, 2000
                                      --------------------------------------------------------
                                      1st Quarter     2nd Quarter    3rd Quarter    4th Quarter
                                      --------------------------------------------------------
Net sales                              $242,244        $336,719       $362,203       $297,771
Gross profit                             58,404          81,683         86,928         75,295
Income (loss) before
   extraordinary item                    (7,935)          6,409         10,495          4,048
Net income (loss)                        (7,935)          6,409         11,538          4,048

                                                     Year ended December 31, 1999
                                      --------------------------------------------------------
                                      1st Quarter     2nd Quarter    3rd Quarter    4th Quarter
                                      --------------------------------------------------------
Net sales                              $232,178        $316,080       $347,663       $301,588
Gross profit                             53,736          74,215         81,734         72,853
Net income (loss)                        (6,673)          2,691         11,070           (477)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 21, 2001.


                                   AMERICAN BUILDERS & CONTRACTORS
                                   SUPPLY CO., INC.


                                        By: /s/ Kendra A. Story
                                            --------------------------
                                            Kendra A. Story
                                            Chief Financial Officer, Treasurer

                                EXHIBITS INDEX
                                --------------

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

 10.16 Amendment to Executive Employment Agreement, dated as of November 30, 1999 between the Company and Robert Bartels. [Incorporated by reference to exhibit 10.16 to the Company's form 10-K for the period ending December 31, 1999 (File No. 33-26991)]

 10.17 Restated Third Amendment to Second Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc, and Bank of America, N.A. as Agent and a Lender. [Incorporated by reference to exhibit 10.17 to the Company's form 10-K for the period ending December 31, 1999 (File No. 33-26991)]

 10.18 Consent Agreement, dated August 10, 2000, among the Company, the Lenders, and Bank of America, National Association [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 2000 (File No. 33-26991)]

  21.1 Subsidiaries of the Company, Mule-Hide and Amcraft [Incorporated by reference to exhibit 21.1 Company's Registration on Form S-4 (File No. 33-26991)].

               AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                              Additions
                                            Balance at       Additions       Charged to
                                           Beginning of     Charged to     Other Accounts     Deductions      Balance at End
Description                                    Year           Expense            (2)             (1)             of Year
-----------                                ---------------------------------------------------------------------------------
Accounts Receivable--Allowance for
 doubtful accounts:
2000                                         $6,975          $ 7,323          $     -           $ 8,223          $6,075
1999                                          7,164           10,648                -            10,837           6,975
1998                                          5,949            8,690              700             8,175           7,164

(1) Consist of charge-offs, net of recoveries
(2) Allowance for doubtful accounts recorded in connection with acquisitions