Form 10-Q
period 2001-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2001-05-09
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
          ----------------------------------------------------------
            (Exact names of registrant as specified in is charter)

            Delaware                                5033                             39-1413708
            Delaware                                5033                             39-1701778
            Texas                                   5033                             62-1277211
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of              (Primary Standard           (I.R.S. Employer Identification N0.)
  incorporation or organization)         Industrial Classification
                                                Code Number)

One ABC Parkway
Beloit,  Wisconsin                                                       53511
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

Common Stock, $0.01 par value, 147.04 shares as of May 1, 2001

                                     Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)
     Condensed consolidated balance sheets - March 31, 2001 and December 31,
       2000
     Condensed consolidated statements of operations and retained earnings -
       Three months ended March 31, 2001 and March 31, 2000
     Condensed consolidated statements of cash flows - Three months ended March 31, 2001 and March 31, 2000
     Notes to condensed consolidated financial statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part 1.  Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)

                                                                 March 31,          December 31,
                                                                   2001                 2000
                                                                 ---------          ------------
ASSETS
Current assets:
   Cash                                                          $   3,181            $   5,009
   Accounts receivable                                             148,912              142,768
   Inventories                                                     188,996              151,578
   Prepaid expenses and other                                        2,532                2,880
                                                                 ---------            ---------
Total current assets                                               343,621              302,235

Property and equipment, net                                         63,581               66,100
Net receivable from sole stockholder                                 6,579                3,452
Goodwill                                                            37,523               37,847
Other intangible assets                                              5,105                5,263
Other assets                                                         2,396                2,373
                                                                 ---------            ---------
                                                                 $ 458,805            $ 417,270
                                                                 =========            =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                              $ 150,938            $  78,634
   Accrued payroll and benefits                                      9,306               10,020
   Accrued liabilities                                              12,201               11,891
   Current portion of long-term debt                                 6,040                6,067
                                                                 ---------            ---------
Total current liabilities                                          178,485              106,612

Long-term debt                                                     248,556              271,480
Contingent liabilities (Note 2)
Stockholder's equity:
   Common stock                                                        ---                  ---
   Additional paid-in capital                                        3,779                3,779
   Retained earnings                                                27,985               35,399
                                                                 ---------            ---------
Total stockholder's equity                                          31,764               39,178
                                                                 ---------            ---------
                                                                 $ 458,805            $ 417,270
                                                                 =========            =========

See notes to condensed consolidated financial statements.



Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)
                                (in thousands)

                                                              Three months ended March 31,
                                                           ----------------------------------
                                                             2001                      2000
                                                           ----------------------------------
Net sales                                                  $247,483                  $242,244
Cost of sales                                               187,930                   183,840
                                                           --------                  --------
Gross profit                                                 59,553                    58,404

Operating expenses:
   Distribution centers                                      54,788                    53,437
   General and administrative                                 5,231                     6,560
   Amortization of intangible assets                            400                       400
                                                           --------                  --------
                                                             60,419                    60,397
                                                           --------                  --------
Operating loss                                                 (866)                   (1,993)

Other income (expense):
   Interest income                                              108                       117
   Interest expense                                          (5,674)                   (5,956)
                                                           --------                  --------
                                                             (5,566)                   (5,839)
                                                           --------                  --------
Loss before provision for income taxes                       (6,432)                   (7,832)
Provision for income taxes                                      130                       103
                                                           --------                  --------
Net loss                                                     (6,562)                   (7,935)

Retained earnings at beginning of period                     35,399                    23,894
Distributions to sole stockholder                              (852)                      ---
                                                           --------                  --------
Retained earnings at end of period                         $ 27,985                  $ 15,959
                                                           ========                  ========

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                              Three months ended March 31,
                                                                           ----------------------------------
                                                                             2001                      2000
                                                                           ----------------------------------
Operating activities
Net loss                                                                   $ (6,562)                 $ (7,935)
Adjustments to reconcile net loss to cash provided by
   operating activities:
      Depreciation                                                            3,788                     3,646
      Amortization                                                              400                       400
      Amortization of deferred financing costs                                   82                        93
      Provision for doubtful accounts                                         1,562                     1,755
      Loss on disposal of property and equipment                                105                       520
      Changes in operating assets and liabilities:
          Accounts receivable                                                (7,706)                   (2,282)
          Inventories                                                       (37,418)                  (67,746)
          Prepaid expenses and other                                            348                       356
          Other assets                                                          (23)                     (229)
          Accounts payable                                                   72,304                    74,076
          Accrued liabilities                                                  (404)                   (1,401)
                                                                           --------                  --------
Cash provided by operating activities                                        26,476                     1,253

Investing activities
Additions to property and equipment                                          (1,572)                   (3,903)
Proceeds from disposal of property and equipment                                198                       814
                                                                           --------                  --------
Cash used in investing activities                                            (1,374)                   (3,089)

Financing activities
Net payments under line of credit                                           (22,595)                   (1,360)
Payments on notes payable                                                      (356)                     (420)
Change in net receivable from sole stockholder                               (3,127)                    2,006
Distributions to sole stockholder                                              (852)                      ---
                                                                           --------                  --------
Cash provided by (used in) financing activities                             (26,930)                      226
                                                                           --------                  --------

Net decrease in cash                                                         (1,828)                   (1,610)
Cash at beginning of period                                                   5,009                     4,717
                                                                           --------                  --------
Cash at end of period                                                      $  3,181                  $  3,107
                                                                           ========                  ========

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                March 31, 2001

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC or the Company) Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Contingent Liabilities

     At March 31, 2001 and December 31, 2000, the Company had guaranteed debt of the sole stockholder in the amounts of $1,708,000 and $1,742,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $3,664,000 at March 31, 2001 and December 31, 2000, with respect to debt of the Company's sole stockholder and his affiliates.

3.   Guarantor Subsidiaries

     The following tables present condensed consolidating financial information for the three months ended March 31, 2001 and 2000 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.   Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
March 31, 2001
(in thousands)                                                       Subsidiary
                                                       ABC           Guarantors      Eliminations     Consolidated
                                                   ---------------------------------------------------------------
Assets
Current assets:
      Cash                                          $   3,099         $     82        $       -         $   3,181
      Accounts receivable                             148,532            9,195           (8,815)          148,912
      Inventories                                     190,256            1,193           (2,453)          188,996
      Intercompany advances                            (1,796)           1,796                -                 -
      Prepaid expenses and other                        1,599              933                -             2,532
                                                   ---------------------------------------------------------------
          Total current assets                        341,690           13,199          (11,268)          343,621
Property and equipment, net                            63,198              383                -            63,581
Investment in subsidiaries                              2,222                -           (2,222)                -
Net receivable from sole stockholder                    6,579                -                -             6,579
Goodwill                                               37,523                -                -            37,523
Other intangible assets                                 5,105                -                -             5,105
Other assets                                            2,374               22                -             2,396
                                                   ---------------------------------------------------------------
                                                    $ 458,691         $ 13,604        $ (13,490)        $ 458,805
                                                   ===============================================================
Liabilities and stockholder's equity
Current liabilities:
      Accounts payable                              $ 151,904         $  7,849        $  (8,815)        $ 150,938
      Accrued payroll and benefits                      9,089              217                -             9,306
      Accrued liabilities                              11,338              863                -            12,201
      Current portion of long-term debt                 6,040                -                -             6,040
                                                   ---------------------------------------------------------------
          Total current liabilities                   178,371            8,929           (8,815)          178,485
Long-term debt                                        248,556                -                -           248,556
Contingent liabilities
Stockholder's equity:
      Common stock                                          -                -                -                 -
      Additional paid-in capital                        3,779                1               (1)            3,779
      Retained earnings                                27,985            4,674           (4,674)           27,985
                                                   ---------------------------------------------------------------
          Total stockholder's equity                   31,764            4,675           (4,675)           31,764
                                                   ---------------------------------------------------------------
                                                    $ 458,691         $ 13,604        $ (13,490)        $ 458,805
                                                   ===============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
December 31, 2000
(in thousands)                                                       Subsidiary
                                                      ABC            Guarantors      Eliminations     Consolidated
                                                   ---------------------------------------------------------------
Assets
Current assets:
      Cash                                          $   4,651         $    358        $       -         $   5,009
      Accounts receivable                             142,516            7,060           (6,808)          142,768
      Inventories                                     152,588            1,331           (2,341)          151,578
      Intercompany advances                            (4,519)           4,519                -                 -
      Prepaid expenses and other                        1,913              967                -             2,880
                                                   ---------------------------------------------------------------
          Total current assets                        297,149           14,235           (9,149)          302,235
Property and equipment, net                            65,718              382                -            66,100
Investment in subsidiaries                              4,782                -           (4,782)                -
Net receivable from sole stockholder                    3,452                -                -             3,452
Goodwill                                               37,847                -                -            37,847
Other intangible assets                                 5,263                -                -             5,263
Other assets                                            2,341               32                -             2,373
                                                   ---------------------------------------------------------------
                                                    $ 416,552         $ 14,649        $ (13,931)        $ 417,270
                                                   ===============================================================

Liabilities and stockholder's equity
Current liabilities:
      Accounts payable                              $  79,114         $  6,328        $  (6,808)        $  78,634
      Accrued payroll and benefits                      9,801              219                -            10,020
      Accrued liabilities                              10,912              979                -            11,891
      Current portion of long-term debt                 6,067                -                -             6,067
                                                   ---------------------------------------------------------------
          Total current liabilities                   105,894            7,526           (6,808)          106,612
Long-term debt                                        271,480                -                -           271,480
Contingent liabilities
Stockholder's equity:
      Common stock                                          -                -                -                 -
      Additional paid-in capital                        3,779                1               (1)            3,779
      Retained earnings                                35,399            7,122           (7,122)           35,399
                                                   ---------------------------------------------------------------
          Total stockholder's equity                   39,178            7,123           (7,123)           39,178
                                                   ---------------------------------------------------------------
                                                    $ 416,552         $ 14,649        $ (13,931)        $ 417,270
                                                   ===============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended March 31, 2001
(in thousands)
                                                                         Subsidiary
                                                          ABC            Guarantors        Eliminations      Consolidated
                                                     --------------------------------------------------------------------
Net sales                                             $ 246,797           $ 13,108          $ (12,422)        $ 247,483
Cost of sales                                           189,404             10,836            (12,310)          187,930
                                                     --------------------------------------------------------------------
Gross profit                                             57,393              2,272               (112)           59,553
Operating expenses:
    Distribution centers                                 53,455              1,333                  -            54,788
    General and administrative                            5,039                192                  -             5,231
    Amortization of intangible assets                       400                  -                  -               400
                                                     --------------------------------------------------------------------
                                                         58,894              1,525                  -            60,419
                                                     --------------------------------------------------------------------
Operating income (loss)                                  (1,501)               747               (112)             (866)
Other income (expense):
    Interest income                                         108                  -                  -               108
    Interest expense                                     (5,674)                 -                  -            (5,674)
                                                     --------------------------------------------------------------------
                                                         (5,566)                 -                  -            (5,566)
                                                     --------------------------------------------------------------------
Income (loss) before provision for income
 taxes and equity in earnings of subsidiaries            (7,067)               747               (112)           (6,432)
Provision for income taxes                                  131                 (1)                 -               130
                                                     --------------------------------------------------------------------
                                                         (7,198)               748               (112)           (6,562)
Equity in earnings of subsidiaries                          636                  -               (636)                -
                                                     --------------------------------------------------------------------
Net income (loss)                                     $  (6,562)          $    748          $    (748)        $  (6,562)
                                                     ====================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended March 31, 2000
(in thousands)
                                                                     Subsidiary
                                                         ABC         Guarantors      Eliminations     Consolidated
                                                     -------------------------------------------------------------
Net sales                                             $ 241,849       $ 12,579        $ (12,184)       $ 242,244
Cost of sales                                           185,259         10,382          (11,801)         183,840
                                                     -------------------------------------------------------------
Gross profit                                             56,590          2,197             (383)          58,404
Operating expenses:
    Distribution centers                                 52,292          1,145                -           53,437
    General and administrative                            6,243            317                -            6,560
    Amortization of intangible assets                       400              -                -              400
                                                     -------------------------------------------------------------
                                                         58,935          1,462                -           60,397
                                                     -------------------------------------------------------------
Operating income (loss)                                  (2,345)           735             (383)          (1,993)
Other income (expense):
    Interest income                                         132              -              (15)             117
    Interest expense                                     (5,956)           (15)              15           (5,956)
                                                     -------------------------------------------------------------
                                                         (5,824)           (15)               -           (5,839)
                                                     -------------------------------------------------------------
Income (loss) before provision for income
 taxes and equity in earnings of subsidiaries            (8,169)           720             (383)          (7,832)
Provision for income taxes                                   97              6                -              103
                                                     -------------------------------------------------------------
                                                         (8,266)           714             (383)          (7,935)
Equity in earnings of subsidiaries                          331              -             (331)               -
                                                     -------------------------------------------------------------
Net income (loss)                                     $  (7,935)      $    714        $    (714)       $  (7,935)
                                                     =============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months ended March 31, 2001
(in thousands)
                                                                                    Subsidiary
                                                                       ABC          Guarantors      Eliminations     Consolidated
                                                                   --------------------------------------------------------------
Operating activities
Net income (loss)                                                   $  (6,562)       $    748         $   (748)       $  (6,562)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
    Depreciation                                                        3,734              54                -            3,788
    Amortization                                                          400               -                -              400
    Amortization of deferred financing costs                               82               -                -               82
    Provision for doubtful accounts                                     1,559               3                -            1,562
    Loss on disposal of property and equipment                            104               1                -              105
    Change in operating assets and liabilities:
        Accounts receivable                                            (7,575)         (2,137)           2,006           (7,706)
        Inventories                                                   (37,668)            138              112          (37,418)
        Prepaid expenses and other                                        314              34                -              348
        Other assets                                                   (2,755)          2,732                -              (23)
        Accounts payable                                               72,790           1,520           (2,006)          72,304
        Accrued liabilities                                              (286)           (118)               -             (404)
                                                                   --------------------------------------------------------------
            Cash provided by operating activities                      24,137           2,975             (636)          26,476

Investing activities
Additions to property and equipment                                    (1,515)            (57)               -           (1,572)
Proceeds from disposal of property and equipment                          198               -                -              198
Investment in subsidiaries                                               (636)              -              636                -
                                                                   --------------------------------------------------------------
            Cash used in investing activities                          (1,953)            (57)             636           (1,374)

Financing activities
Net payments under line of credit                                     (22,595)              -                -          (22,595)
Payments on long-term debt                                               (356)              -                -             (356)
Change in net receivable from sole stockholder                         (3,127)              -                -           (3,127)
Distributions to parent                                                 3,194          (3,194)               -                -
Distributions to sole stockholder                                        (852)              -                -             (852)
                                                                   --------------------------------------------------------------
            Cash used in financing activities                         (23,736)         (3,194)               -          (26,930)
                                                                   --------------------------------------------------------------
Net decrease in cash                                                   (1,552)           (276)               -           (1,828)
            Cash at beginning of period                                 4,651             358                -            5,009
                                                                   --------------------------------------------------------------
            Cash at end of period                                   $   3,099        $     82         $      -        $   3,181
                                                                   ==============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months ended March 31, 2000
(in thousands)
                                                                                     Subsidiary
                                                                          ABC        Guarantors      Eliminations     Consolidated
                                                                       -----------------------------------------------------------
Operating activities
Net income (loss)                                                      $  (7,935)     $    714       $     (714)       $  (7,935)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
    Depreciation                                                           3,575            71                -            3,646
    Amortization                                                             400             -                -              400
    Amortization of deferred financing costs                                  93             -                -               93
    Provision for doubtful accounts                                        1,755             -                -            1,755
    Loss on disposal of property and equipment                               514             6                -              520
    Change in operating assets and liabilities:
        Accounts receivable                                               (2,266)       (3,083)           3,067           (2,282)
        Inventories                                                      (68,098)          (31)             383          (67,746)
        Prepaid expenses and other                                           206           150                -              356
        Other assets                                                       1,347           (28)          (1,548)            (229)
        Accounts payable                                                  73,392         3,751           (3,067)          74,076
        Accrued liabilities                                               (1,426)           25                -           (1,401)
                                                                       -----------------------------------------------------------
            Cash provided by operating activities                          1,557         1,575           (1,879)           1,253

Investing activities
Additions to property and equipment                                       (3,853)          (50)               -           (3,903)
Proceeds from disposal of property and equipment                             788            26                -              814
Investment in subsidiaries                                                  (331)            -              331                -
                                                                       -----------------------------------------------------------
            Cash used in investing activities                             (3,396)          (24)             331           (3,089)

Financing activities
Net payments under line of credit                                         (1,360)       (1,548)           1,548           (1,360)
Payments on long-term debt                                                  (420)            -                -             (420)
Change in net receivable from sole stockholder                             2,006             -                -            2,006
                                                                       -----------------------------------------------------------
            Cash provided by (used in) financing activities                  226        (1,548)           1,548              226
                                                                       -----------------------------------------------------------
Net increase (decrease) in cash                                           (1,613)            3                -           (1,610)
            Cash at beginning of period                                    4,649            68                -            4,717
                                                                       -----------------------------------------------------------
            Cash at end of period                                      $   3,036      $     71       $        -        $    3,107
                                                                       ===========================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

4.   Comprehensive Income

     The Company's comprehensive loss for the three months ended March 31, 2001 and 2000, as required to be reported by FASB Statement No. 130, was identical to the actual losses reported for those periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 200 distribution centers located in 42 states as of March 31, 2001. Since January 1, 2001, the Company has not opened or closed any distribution centers.

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

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 2001 and 2000:

                                                 Three months ended March 31,
                                                ------------------------------
                                                 2001                    2000
                                                ------------------------------
       Income statement data:
       Net sales                                100.0%                  100.0%
       Cost of sales                             75.9                    75.9
                                                -----                   -----
       Gross profit                              24.1                    24.1
       Operating expenses:
        Distribution centers                     22.1                    22.0
        General and administrative                2.1                     2.7
        Amortization of intangible assets          .2                      .2
                                                -----                   -----
       Total operating expenses                  24.4                    24.9
                                                -----                   -----
       Operating loss                            (0.3)%                  (0.8)%
                                                =====                   =====

Comparison of the Three-Month Period Ended March 31, 2001 to the Three-Month Period Ended March 31, 2000

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended March 31, 2001 increased by 2.2% to $247.5 million from $242.2 million for the three months ended March 31, 2000. Comparable distribution centers sales growth was 1.3%. Increases in comparable distribution center sales are due primarily to increases in volume.

     Gross profit for the three months ended March 31, 2001 increased by 2.0%, to $59.6 million from $58.4 million for the three months ended March 31, 2000, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, was 24.1% for both the three months ended March 31, 2001 and 2000.

     Distribution center operating expenses increased by $1.4 million to $54.8 million from $53.4 million for the three months ended March 31, 2001 and 2000, respectively. As a percent of net sales, distribution center operating expenses for the three months ended March 31, increased to 22.1% in 2001 from 22.0% in 2000.

     General and administrative expenses for the three months ended March 31, decreased by $1.4 million to $5.2 million in 2001 from $6.6 million in 2000. General and administrative expenses as a percentage of net sales decreased to 2.1% in 2001 from 2.7% in 2000. A large portion of the expense in 2000 was due to professional fees incurred in connection with management's evaluation of the Company's operating procedures, as well as its needs for a next generation of computer system.

     Operating loss for the three months ended March 31, 2001 decreased by $1.1 million to a loss of $0.9 million from a $2.0 million loss for the same period in 2000 as a result of the factors discussed above.

     Interest expense for the three months ended March 31, 2001 decreased by $0.3 million or 4.7% to $5.7 million from $6.0 million for the three months ended March 31, 2000. The decrease is primarily due to decreased rates on the Company's LIBOR and prime rate borrowings, as well as a reduction in the Company's borrowing levels.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $26.5 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase was due primarily to a reduction of the Company's inventory levels from 2000, when the Company purchased inventory in advance of anticipated price increases from major vendors.

     Cash Flows from Investing Activities. Net cash used in investing activities decreased to $1.4 million from $3.1 million for the three months ended March 31, 2001 and 2000, respectively, due to reduced additions to property and equipment offset by a reduction in proceeds from disposals of property and equipment.

     Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(26.9) million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively, due primarily to the net payments made under the line of credit.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      American Builders & Contractors Supply
                                                    Co., Inc.



  May 9, 2001                         /s/ Kendra A. Story
---------------                       ----------------------------------------
     Date:                                Kendra A. Story
                                          Chief Financial Officer and Director