Form 10-Q
period 2001-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2001-08-13
CIK 1039096

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended June 30, 2001

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                                    Commission File No. 33-26991

               American Builders & Contractors Supply Co., Inc.
                      Amcraft Building Products Co., Inc.
                         Mule-Hide Products Co., Inc.
--------------------------------------------------------------------------------
            (Exact names of registrant as specified in is charter)


     Delaware                             5033                        39-1413708
     Delaware                             5033                        39-1701778
     Texas                                5033                        62-1277211
--------------------------------------------------------------------------------
(State or other jurisdiction of         (Primary Standard      (I.R.S.  Employer
 incorporation or organization)     Industrial Classification    Identification
                                        Code Number)                  NO.)


One ABC Parkway
Beloit, Wisconsin                                                   53511
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (608) 362-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes[ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 147.04 shares as of August 1, 2001

                                     Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - June 30, 2001 and December 31, 2000 Condensed consolidated statements of operations and retained earnings - Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000
     Condensed consolidated statements of cash flows - Six months ended
     June 30, 2001 and 2000
     Notes to condensed consolidated financial statements - June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                                          June 30,                December 31,
ASSETS                                                                      2001                      2000
                                                                      -----------------        ------------------
Current assets:
   Cash                                                                   $  3,147                  $  5,009
   Accounts receivable                                                     194,042                   142,768
   Inventories                                                             198,707                   151,578
   Prepaid expenses and other                                                2,796                     2,880
                                                                      -----------------        ------------------
Total current assets                                                       398,692                   302,235

Property and equipment, net                                                 67,165                    66,100
Net receivable from sole stockholder                                         5,574                     3,452
Goodwill                                                                    37,199                    37,847
Other intangible assets                                                      4,948                     5,263
Other assets                                                                 2,440                     2,373
                                                                      -----------------        ------------------
                                                                          $516,018                  $417,270
                                                                      =================        ==================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                       $186,949                  $ 78,634
   Accrued payroll and benefits                                              8,775                    10,020
   Accrued liabilities                                                      14,507                    11,891
   Current portion of long-term debt                                         5,447                     6,067
                                                                      -----------------        ------------------
Total current liabilities                                                  215,678                   106,612

Long-term debt                                                             260,031                   271,480
Contingent liabilities (Note 2)
Stockholder's equity:
   Common stock                                                                ---                       ---
   Additional paid-in capital                                                3,779                     3,779
   Retained earnings                                                        36,530                    35,399
                                                                      -----------------        ------------------
Total stockholder's equity                                                  40,309                    39,178
                                                                      -----------------        ------------------
                                                                          $516,018                  $417,270
                                                                      =================        ==================

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


                                                  Three months ended June 30,                    Six months ended June 30,
                                            -------------------------------------         -------------------------------------
                                                 2001                  2000                    2001                  2000
                                            ---------------      ----------------         ---------------      ----------------
Net sales                                        $370,828              $336,719                $618,311              $578,963
Cost of sales                                     281,504               255,036                 469,434               438,876
                                            ---------------      ----------------         ---------------      ----------------
Gross profit                                       89,324                81,683                 148,877               140,087

Operating expenses:
   Distribution centers                            65,876                60,807                 120,664               114,243
   General and administrative                       5,973                 7,547                  11,204                14,107
   Amortization of intangible assets                  400                   400                     800                   800
                                            ---------------      ----------------         ---------------      ----------------
                                                   72,249                68,754                 132,668               129,150
                                            ---------------      ----------------         ---------------      ----------------
Operating income                                   17,075                12,929                  16,209                10,937

Other income (expense):
   Interest income                                    117                    69                     226                   186
   Interest expense                                (4,996)               (6,521)                (10,671)              (12,477)
                                            ---------------      ----------------        ----------------      ----------------
                                                   (4,879)               (6,452)                (10,445)              (12,291)
                                            ---------------      ----------------         ---------------      ----------------
Income (loss) before provision for income
taxes                                              12,196                 6,477                   5,764                (1,354)
Provision for income taxes                             51                    68                     181                   172
                                            ---------------      ----------------         ---------------      ----------------
Net income (loss)                                  12,145                 6,409                   5,583                (1,526)
Retained earnings at beginning of period           27,985                15,959                  35,399                23,894
Distributions to sole stockholder                  (3,600)               (1,704)                 (4,452)               (1,704)
                                            ---------------      ----------------         ----------------     ----------------
Retained earnings at end of period               $ 36,530              $ 20,664                $ 36,530              $ 20,664
                                            ===============      ================         ===============      ================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                             Six months ended June 30,
                                                                     ---------------------------------------------
                                                                             2001                     2000
                                                                     --------------------      -------------------
     Operating activities
     Net income (loss)                                                     $  5,583                 $ (1,526)
     Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
          Depreciation                                                        7,387                    7,319
          Amortization                                                          800                      800
          Amortization of deferred financing costs                              163                      186
          Provision for doubtful accounts                                     4,024                    4,332
          Loss on disposal of property and equipment                            160                      573
          Changes in operating assets and liabilities:
            Accounts receivable                                             (55,298)                 (35,400)
            Inventories                                                     (47,130)                 (48,141)
            Prepaid expenses and other                                            3                     (702)
            Other assets                                                         15                       60
            Accounts payable                                                108,314                   59,268
            Accrued liabilities                                               1,372                   (2,875)
                                                                     --------------------      -------------------
     Cash provided by (used in) operating activities                         25,393                  (16,106)

     Investing activities
     Additions to property and equipment                                     (9,029)                  (9,060)
     Proceeds from disposal of property and equipment                           418                    1,098
                                                                     --------------------      -------------------
     Cash used in investing activities                                       (8,611)                  (7,962)

     Financing activities
     Net borrowings (payments) under line of credit                         (10,774)                  21,870
     Payments on notes payable                                               (1,296)                    (779)
     Change in net receivable from sole stockholder                          (2,122)                   3,126
     Distributions to sole stockholder                                       (4,452)                  (1,704)
                                                                     --------------------      -------------------
     Cash provided by (used in) financing activities                        (18,644)                  22,513
                                                                     --------------------      -------------------

     Net decrease in cash                                                    (1,862)                  (1,555)
     Cash at beginning of period                                              5,009                    4,717
                                                                     --------------------      -------------------
     Cash at end of period                                                 $  3,147                 $  3,162
                                                                     ====================      ===================

See notes to condensed consolidated financial statements.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Contingent Liabilities

    At June 30, 2001 and December 31, 2000, the Company had guaranteed debt of the sole stockholder in the amounts of $1,674,000 and $1,742,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $3,664,000 at June 30, 2001 and December 31, 2000, with respect to debt of the Company's sole stockholder and his affiliates.

3.  Guarantor Subsidiaries

    The following tables present condensed consolidating financial information for the three and six months ended June 30, 2001 and 2000 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
June 30, 2001

(in thousands)                                                 Subsidiary
                                                  ABC          Guarantors      Eliminations     Consolidated
                                          --------------------------------------------------------------------
Assets
Current assets:
    Cash                                         $   3,059        $      88       $        -        $    3,147
    Accounts receivable                            193,469           11,984          (11,411)          194,042
    Inventories                                    200,497            1,155           (2,945)          198,707
    Intercompany advances                           (1,745)           1,745                -                 -
    Prepaid expenses and other                       1,919              877                -             2,796
                                          --------------------------------------------------------------------
        Total current assets                       397,199           15,849          (14,356)          398,692
Property and equipment, net                         66,819              346                -            67,165
Investment in subsidiaries                           2,340                -           (2,340)                -
Net receivable from sole stockholder                 5,574                -                -             5,574
Goodwill                                            37,199                -                -            37,199
Other intangible assets                              4,948                -                -             4,948
Other assets                                         2,353               87                -             2,440
                                          --------------------------------------------------------------------
                                                 $ 516,432        $  16,282       $  (16,696)         $516,018
                                          ====================================================================

Liabilities and stockholder's equity
Current liabilities:
    Accounts payable                             $ 188,512        $   9,848       $  (11,411)       $  186,949
    Accrued payroll and benefits                     8,556              219                -             8,775
    Accrued liabilities                             13,577              930                -            14,507
    Current portion of long-term debt                5,447                -                -             5,447
                                          --------------------------------------------------------------------
        Total current liabilities                  216,092           10,997          (11,411)          215,678
Long-term debt                                     260,031                -                -           260,031
Contingent liabilities
Stockholder's equity:
    Common stock                                         -                -                -                 -
    Additional paid-in capital                       3,779                1               (1)            3,779
    Retained earnings                               36,530            5,284           (5,284)           36,530
                                          --------------------------------------------------------------------
         Total stockholder's equity                 40,309            5,285           (5,285)           40,309
                                          --------------------------------------------------------------------
                                                 $ 516,432        $  16,282       $  (16,696)       $  516,018
                                          ====================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
December 31, 2000
(in thousands)                                                       Subsidiary
                                                       ABC           Guarantors      Eliminations     Consolidated
                                                    --------------------------------------------------------------
Assets
Current assets:
  Cash                                              $   4,651         $    358        $       -         $   5,009
  Accounts receivable                                 142,516            7,060           (6,808)          142,768
  Inventories                                         152,588            1,331           (2,341)          151,578
  Intercompany advances                                (4,519)           4,519                -                 -
  Prepaid expenses and other                            1,913              967                -             2,880
                                                    -------------------------------------------------------------
     Total current assets                             297,149           14,235           (9,149)          302,235
Property and equipment, net                            65,718              382                -            66,100
Investment in subsidiaries                              4,782                -           (4,782)                -
Net receivable from sole stockholder                    3,452                -                -             3,452
Goodwill                                               37,847                -                -            37,847
Other intangible assets                                 5,263                -                -             5,263
Other assets                                            2,341               32                -             2,373
                                                    -------------------------------------------------------------
                                                    $ 416,552         $ 14,649        $ (13,931)        $ 417,270
                                                    =============================================================

Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                                  $  79,114         $  6,328        $  (6,808)        $  78,634
  Accrued payroll and benefits                          9,801              219                -            10,020
  Accrued liabilities                                  10,912              979                -            11,891
  Current portion of long-term debt                     6,067                -                -             6,067
                                                    -------------------------------------------------------------
     Total current liabilities                        105,894            7,526           (6,808)          106,612
Long-term debt                                        271,480                -                -           271,480
Contingent liabilities
Stockholder's equity:
  Common stock                                              -                -                -                 -
  Additional paid-in capital                            3,779                1               (1)            3,779
  Retained earnings                                    35,399            7,122           (7,122)           35,399
                                                    -------------------------------------------------------------
     Total stockholder's equity                        39,178            7,123           (7,123)           39,178
                                                    -------------------------------------------------------------
                                                    $ 416,552         $ 14,649        $ (13,931)        $ 417,270
                                                    =============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended June 30, 2001
(in thousands)                                                           Subsidiary
                                                          ABC            Guarantors       Eliminations       Consolidated
                                             ------------------------------------------------------------------------------
Net sales                                              $369,850            $17,661          $(16,683)          $370,828
Cost of sales                                           283,126             14,569           (16,191)           281,504
                                             ------------------------------------------------------------------------------
Gross profit                                             86,724              3,092              (492)            89,324
Operating expenses:
  Distribution centers                                   64,484              1,392                 -             65,876
  General and administrative                              5,609                364                 -              5,973
  Amortization of intangible assets                         400                  -                 -                400
                                             ------------------------------------------------------------------------------
                                                         70,493              1,756                 -             72,249
                                             ------------------------------------------------------------------------------
Operating income                                         16,231              1,336              (492)            17,075
Other income (expense):
  Interest income                                           117                  -                 -                117
  Interest expense                                       (4,996)                 -                 -             (4,996)
                                             ------------------------------------------------------------------------------
                                                         (4,879)                 -                 -             (4,879)
                                             ------------------------------------------------------------------------------

Income before provision for income
   taxes and equity in earnings of                       11,352              1,336              (492)            12,196
    subsidiaries
Provision for income taxes                                   46                  5                 -                 51
                                             ------------------------------------------------------------------------------

                                                         11,306              1,331              (492)            12,145
Equity in earnings of subsidiaries                          839                  -              (839)                 -
                                             ------------------------------------------------------------------------------
Net income                                             $ 12,145            $ 1,331          $ (1,331)          $ 12,145
                                             ==============================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended June 30, 2000
(in thousands)                                                           Subsidiary
                                                         ABC             Guarantors       Eliminations       Consolidated
                                             -----------------------------------------------------------------------------
Net sales                                              $335,757            $16,099          $(15,137)          $336,719
Cost of sales                                           256,477             13,473           (14,914)           255,036
                                             -----------------------------------------------------------------------------
Gross profit                                             79,280              2,626              (223)            81,683
Operating expenses:
  Distribution centers                                   59,634              1,173                 -             60,807
  General and administrative                              7,212                335                 -              7,547
  Amortization of intangible assets                         400                  -                 -                400
                                             -----------------------------------------------------------------------------
                                                         67,246              1,508                 -             68,754
                                             -----------------------------------------------------------------------------
Operating income                                         12,034              1,118              (223)            12,929
Other income (expense):
  Interest income                                            69                  -                 -                 69
  Interest expense                                       (6,521)                 -                 -             (6,521)
                                             -----------------------------------------------------------------------------
                                                         (6,452)                 -                 -             (6,452)
                                             -----------------------------------------------------------------------------

Income before provision for income taxes
   and equity in earnings of subsidiaries                 5,582              1,118              (223)             6,477
Provision for income taxes                                   68                  -                 -                 68
                                             -----------------------------------------------------------------------------
                                                          5,514              1,118              (223)             6,409
Equity in earnings of subsidiaries                          895                  -              (895)                 -
                                             -----------------------------------------------------------------------------
Net income                                             $  6,409            $ 1,118          $ (1,118)          $  6,409
                                             =============================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations for the Six Months ended June 30, 2001

(in thousands)                                                 Subsidiary
                                                   ABC         Guarantors     Eliminations     Consolidated
                                             --------------------------------------------------------------
Net sales                                        $ 616,647        $ 30,769       $ (29,105)       $ 618,311
Cost of sales                                      472,530          25,405         (28,501)         469,434
                                             --------------------------------------------------------------
Gross profit                                       144,117           5,364            (604)         148,877
Operating expenses:
    Distribution centers                           117,939           2,725               -          120,664
    General and administrative                      10,648             556               -           11,204
    Amortization of intangible assets                  800               -               -              800
                                             --------------------------------------------------------------
                                                   129,387           3,281               -          132,668
                                             --------------------------------------------------------------
Operating income                                    14,730           2,083            (604)          16,209
Other income (expense):
    Interest income                                    226               -               -              226
    Interest expense                               (10,671)              -               -          (10,671)
                                             --------------------------------------------------------------
                                                   (10,445)              -               -          (10,445)
                                             --------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries            4,285           2,083            (604)           5,764
Provision for income taxes                             177               4               -              181
                                             --------------------------------------------------------------
                                                     4,108           2,079            (604)           5,583
Equity in earnings of subsidiaries                   1,475               -          (1,475)               -
                                             --------------------------------------------------------------
Net income                                       $   5,583        $  2,079       $  (2,079)       $   5,583
                                             ==============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations for the Six Months ended June 30, 2000

(in thousands)                                                          Subsidiary
                                                         ABC            Guarantors         Eliminations    Consolidated
                                                  ---------------------------------------------------------------------
Net sales                                             $ 577,606           $ 28,678          $(27,321)          $578,963
Cost of sales                                           441,736             23,855           (26,715)           438,876
                                                  ---------------------------------------------------------------------
Gross profit                                            135,870              4,823              (606)           140,087
Operating expenses:
  Distribution centers                                  111,925              2,318                 -            114,243
  General and administrative                             13,440                667                 -             14,107
  Amortization of intangible assets                         800                  -                 -                800
                                                  ---------------------------------------------------------------------
                                                        126,165              2,985                 -            129,150
                                                  ---------------------------------------------------------------------
Operating income                                          9,705              1,838              (606)            10,937
Other income (expense):
  Interest income                                           186                  -                 -                186
  Interest expense                                      (12,477)                 -                 -            (12,477)
                                                  ---------------------------------------------------------------------
                                                        (12,291)                 -                 -            (12,291)
                                                  ---------------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of subsidiaries          (2,586)             1,838              (606)            (1,354)
Provision for income taxes                                  166                  6                 -                172
                                                  ---------------------------------------------------------------------
                                                         (2,752)             1,832              (606)            (1,526)
Equity in earnings of subsidiaries                        1,226                  -            (1,226)                 -
                                                  ---------------------------------------------------------------------
Net income (loss)                                     $  (1,526)          $  1,832          $ (1,832)          $ (1,526)
                                                  =====================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

  3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Six Months ended June 30, 2001

(in thousands)                                                                 Subsidiary
                                                                  ABC          Guarantors       Eliminations     Consolidated
                                                           -------------------------------------------------------------------
Operating activities
Net income                                                      $  5,583          $ 2,079          $(2,079)        $  5,583
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                   7,282              105                -            7,387
    Amortization                                                     800                -                -              800
    Amortization of deferred financing costs                         163                -                -              163
    Provision for doubtful accounts                                4,016                8                -            4,024
    Loss on disposal of property and equipment                       160                -                -              160
    Change in operating assets and liabilities:
        Accounts receivable                                      (54,970)          (4,930)           4,602          (55,298)
        Inventories                                              (47,910)             176              604          (47,130)
        Prepaid expenses and other                                   (88)              91                -                3
        Other assets                                              (2,702)           2,717                -               15
        Accounts payable                                         109,397            3,519           (4,602)         108,314
        Accrued liabilities                                        1,421              (49)               -            1,372
                                                           ----------------------------------------------------------------
            Cash provided by operating activities                 23,152            3,716           (1,475)          25,393

Investing activities
Additions to property and equipment                               (8,960)             (69)               -           (9,029)
Proceeds from disposal of property and equipment                     418                -                -              418
Investment in subsidiaries                                        (1,475)               -            1,475                -
                                                           ----------------------------------------------------------------
            Cash used in investing activities                    (10,017)             (69)           1,475           (8,611)

Financing activities
Net payments under line of credit                                (10,774)               -                -          (10,774)
Payments on long-term debt                                        (1,296)               -                -           (1,296)
Change in net receivable from sole stockholder                    (2,122)               -                -           (2,122)
Distributions to sole stockholder                                   (535)          (3,917)               -           (4,452)
                                                           ----------------------------------------------------------------
            Cash used in financing activities                    (14,727)          (3,917)               -          (18,644)
                                                           ----------------------------------------------------------------
Net decrease in cash                                              (1,592)            (270)               -           (1,862)
            Cash at beginning of period                            4,651              358                -            5,009
                                                           ----------------------------------------------------------------
            Cash at end of period                               $  3,059          $    88          $     -         $  3,147
                                                           ================================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

  3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Six Months ended June 30, 2000

(in thousands)                                                                   Subsidiary
                                                                   ABC           Guarantors       Eliminations    Consolidated
                                                                ---------------------------------------------------------------
Operating activities
Net income (loss)                                                $ (1,526)         $ 1,832           $(1,832)        $ (1,526)
Adjustments to reconcile net income (loss) to cash provided
 by (used in) operating activities:
    Depreciation                                                    7,176              143                 -            7,319
    Amortization                                                      800                -                 -              800
    Amortization of deferred financing costs                          186                -                 -              186
    Provision for doubtful accounts                                 4,332                -                 -            4,332
    Loss on disposal of property and equipment                        547               26                 -              573
    Change in operating assets and liabilities:
        Accounts receivable                                       (35,163)          (4,345)            4,108          (35,400)
        Inventories                                               (49,056)             309               606          (48,141)
        Prepaid expenses and other                                   (816)             114                 -             (702)
        Other assets                                                2,366           (2,306)                -               60
        Accounts payable                                           58,987            4,389            (4,108)          59,268
        Accrued liabilities                                        (2,856)             (19)                -           (2,875)
                                                                -------------------------------------------------------------
            Cash provided by (used in) operating activities       (15,023)             143            (1,226)         (16,106)

Investing activities
Additions to property and equipment                                (8,949)            (111)                -           (9,060)
Proceeds from disposal of property and equipment                    1,063               35                 -            1,098
Investment in subsidiaries                                         (1,226)               -             1,226                -
                                                                -------------------------------------------------------------
            Cash used in investing activities                      (9,112)             (76)            1,226           (7,962)

Financing activities
Net borrowings under line of credit                                21,870                -                 -           21,870
Payments on long-term debt                                           (779)               -                 -             (779)
Change in net receivable from sole stockholder                      3,126                -                 -            3,126
Distributions to sole stockholder                                  (1,704)               -                 -           (1,704)
                                                                -------------------------------------------------------------
            Cash provided by (used in) financing activities        22,513                -                 -           22,513
                                                                -------------------------------------------------------------
Net increase (decrease) in cash                                    (1,622)              67                 -           (1,555)
            Cash at beginning of period                             4,648               69                 -            4,717
                                                                -------------------------------------------------------------
            Cash at end of period                                $  3,026          $   136           $     -         $  3,162
                                                                =============================================================

       American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)

4.  Comprehensive Income

  The Company's comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000, as required to be reported by FASB Statement No. 130, was identical to the actual income (loss) reported for those periods.

5.  Goodwill and Other Intangible Assets

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.3 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 205 distribution centers located in 43 states as of June 30, 2001. Since January 1, 2001, the Company has opened seven distribution centers and closed two.

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

  Results of Operations

  The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 2001 and 2000:

                                                     Three months ended                            Six months ended
                                                          June 30,                                     June 30,
                                           -----------------------------------          -----------------------------------
                                                2001                  2000                  2001                  2000
                                           -------------          ------------          -------------         -------------
Income statement data:
Net sales                                        100.0%                100.0%                 100.0%                100.0%
Cost of sales                                     75.9                  75.8                   75.9                  75.8
                                             ---------             ---------               --------              --------
Gross profit                                      24.1                  24.2                   24.1                  24.2
Operating expenses:
   Distribution centers                           17.8                  18.0                   19.5                  19.7
   General and administrative                      1.6                   2.3                    1.9                   2.5
   Amortization of intangible assets               0.1                   0.1                    0.1                   0.1
                                             ---------             ---------               --------              --------
Total operating expenses                          19.5                  20.4                   21.5                  22.3
                                             ---------             ---------               --------              --------
Operating income                                   4.6%                  3.8%                   2.6%                  1.9%
                                             =========             =========               ========              ========

Comparison of the Three and Six Month Periods Ended June 30, 2001 to the Three and Six Month Periods Ended June 30, 2000

  The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

  Net sales for the three months ended June 30, 2001 increased by 10.1% to $370.8 million from $336.7 million for the three months ended June 30, 2000.
Net sales for the six months ended June 30, 2001 increased by 6.8% to $618.3 million from $579.0 million for the six months ended June 30, 2000. Comparable distribution center sales growth were 9.0% and 5.7% for the three and six months ended June 30, respectively. Increases in comparable distribution center sales are due primarily to increases in volume.

  Gross profit for the three months ended June 30, 2001 increased by 9.3%, to $89.3 million from $81.7 million for the three months ended June 30, 2000,
primarily as a result of profits associated with increased sales.   Gross
profit, as a percent of net sales, for the three months ended June 30, decreased to 24.1% in 2001, from 24.2% in 2000. Gross profit for the six months ended June 30, 2001 increased by 6.3% to $148.9 million from $140.1 million for the six months ended June 30, 2000, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the six months ended June 30, decreased to 24.1% in 2001 from 24.2% in 2000.

  Distribution center operating expenses increased by $5.1 million to $65.9 million from $60.8 million for the three months ended June 30, 2001 and 2000, respectively. As a percent of net sales, distribution center operating expenses for the three months ended June 30, decreased to 17.8% in 2001 from 18.0% in 2000. For the six months ended June 30, distribution center operating expenses increased by $6.5 million to $120.7 million in 2001, from $114.2 million in 2000. As a percent of net sales, distribution center operating expenses for the six months ended June 30, decreased to 19.5% in 2001 from 19.7% in 2000.

  General and administrative expenses for the three months ended June 30, decreased by $1.5 million to $6.0 million in 2001 from $7.5 million in 2000. General and administrative expenses as a percent of net sales decreased to 1.6% in 2001 from 2.3% in 2000. For the six months ended June 30, general and administrative expenses decreased by $2.9 million to $11.2 million in 2001 from $14.1 million in 2000. General and administrative expenses as a percent of net sales decreased to 1.9% in 2001 from 2.5% in 2000. A large portion of the expense in 2000 was due to non-recurring professional fees incurred in connection with management's evaluation of the Company's operating procedures, as well as its needs for a next generation of computer system.

  Operating income for the three months ended June 30, 2001 increased by $4.2 million to $17.1 million from $12.9 million for the same period in 2000. Operating income for the six months ended June 30, increased by $5.3 million to $16.2 million in 2001 from $10.9 million in 2000. The increase for the three and six months ended June 30, is a result of the factors discussed above.

  Interest expense for the three months ended June 30, 2001 decreased by $1.5 million or 23.1% to $5.0 million from $6.5 million for the three months ended June 30, 2000. For the six months ended June 30, interest expense decreased by $1.8 million or 14.4% to $10.7 million in 2001 from $12.5 million in 2000. The decrease for the three and six month periods is due to both a reduction in the Company's borrowing levels as well as decreased rates on the Company's LIBOR and prime rate borrowings.

Liquidity and Capital Resources

  Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $25.4 million and $(16.1) million for the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to improved net income and increases in accounts payable related to inventory purchases, partially offset by increases in accounts receivable related to higher sales.

  Cash Flows from Investing Activities. Net cash used in investing activities increased to $8.6 million from $8.0 million for the six months ended June 30, 2001 and 2000, respectively, due to lower proceeds from disposals of property and equipment as a result of fewer disposals.

  Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(18.6) million and $22.5 million for the six months ended June 30, 2001 and 2000, respectively, due primarily to the net payments made under the line of credit as a result of improved operating cash flows discussed above.

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