Form 10-Q
period 2001-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2001-11-09
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 2001

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
(State or other jurisdiction of      (Primary Standard       (I.R.S. Employer
  incorporation or organization) Industrial Classification   Identification N0.)
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

Common Stock, $0.01 par value, 147.04 shares as of November 1, 2001

                                      Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - September 30, 2001 and December
     31, 2000
     Condensed consolidated statements of operations and retained earnings - Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000
     Condensed consolidated statements of cash flows - Nine months ended September 30, 2001 and 2000
     Notes to condensed consolidated financial statements - September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                                      September 30,            December 31,
        ASSETS                                                             2001                    2000
                                                                     -----------------        ----------------
        Current assets:
         Cash                                                              $  3,325               $  5,009
         Accounts receivable                                                205,205                142,768
         Inventories                                                        201,425                151,578
         Prepaid expenses and other                                           3,667                  2,880
                                                                           --------               --------
        Total current assets                                                413,622                302,235

        Property and equipment, net                                          66,517                 66,100
        Net receivable from sole stockholder                                  5,243                  3,452
        Goodwill                                                             36,875                 37,847
        Other intangible assets                                               4,480                  5,263
        Other assets                                                          2,319                  2,373
                                                                           --------               --------
                                                                           $529,056               $417,270
                                                                           ========               ========

        LIABILITIES AND STOCKHOLDER'S EQUITY
        Current liabilities:
         Accounts payable                                                  $186,677               $ 78,634
         Accrued payroll and benefits                                         9,512                 10,020
         Accrued liabilities                                                 18,189                 11,891
         Current portion of long-term debt                                    5,447                  6,067
                                                                           --------               --------
        Total current liabilities                                           219,825                106,612

        Long-term debt                                                      250,149                271,480
        Contingent liabilities (Note 2)
        Stockholder's equity:
         Common stock                                                            --                     --
         Additional paid-in capital                                           3,779                  3,779
         Retained earnings                                                   55,303                 35,399
                                                                           --------               --------
        Total stockholder's equity                                           59,082                 39,178
                                                                           --------               --------
                                                                           $529,056               $417,270
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

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)
                                 (in thousands)


                                                            Three months ended                   Nine months ended
                                                              September 30,                        September 30,
                                                      ------------------------------       -------------------------------
                                                           2001              2000               2001               2000
                                                      ------------       -----------       ------------        -----------
Net sales                                              $   409,262       $   362,203        $ 1,027,572        $   941,166
Cost of sales                                              307,740           275,275            777,174            714,151
                                                       -----------       -----------        -----------        -----------
Gross profit                                               101,522            86,928            250,398            227,015

Operating expenses:
   Distribution centers                                     70,289            63,517            190,953            177,759
   General and administrative                                5,309             5,894             16,512             20,002
   Amortization of intangible assets                           400               400              1,201              1,201
                                                       -----------       -----------        -----------        -----------
                                                            75,998            69,811            208,666            198,962
                                                       -----------       -----------        -----------        -----------
Operating income                                            25,524            17,117             41,732             28,053

Other income (expense):
   Interest income                                             106                60                333                246
   Interest expense                                         (4,785)           (6,614)           (15,455)           (19,091)
                                                       -----------       -----------        -----------        -----------
                                                            (4,679)           (6,554)           (15,122)           (18,845)
                                                       -----------       -----------        -----------        -----------

Income before provision for income taxes and
   extraordinary item                                       20,845            10,563             26,610              9,208
Provision for income taxes                                     272                68                454                239
                                                       -----------       -----------        -----------        -----------
Income before extraordinary item                            20,573            10,495             26,156              8,969

Extraordinary item (Note 4)                                     --             1,043                 --              1,043
                                                       -----------       -----------        -----------        -----------
Net income                                                  20,573            11,538             26,156             10,012

Retained earnings at beginning of period                    36,530            20,664             35,399             23,894
Distributions to sole stockholder                           (1,800)             (852)            (6,252)            (2,556)
                                                       -----------       -----------        -----------        -----------
Retained earnings at end of period                     $    55,303       $    31,350        $    55,303        $    31,350
                                                       ===========       ===========        ===========        ===========

     See notes to condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                         Nine months ended September 30,
                                                                    ------------------------------------------
                                                                          2001                       2000
                                                                    -----------------          ---------------
        Operating activities
        Net income                                                      $ 26,156                   $ 10,012
        Adjustments to reconcile net income to cash
          provided by operating activities:
              Depreciation                                                11,085                     10,974
              Amortization                                                 1,201                      1,201
              Amortization of deferred financing costs                       554                        279
              Provision for doubtful accounts                              6,702                      7,142
              Loss on disposal of property and equipment                     258                        757
              Extraordinary item                                             ---                     (1,043)
              Changes in operating assets and liabilities:
                  Accounts receivable                                    (69,140)                   (43,285)
                  Inventories                                            (49,847)                   (29,866)
                  Prepaid expenses and other                                (786)                       215
                  Other assets                                                54                        202
                  Accounts payable                                       108,043                     76,485
                  Accrued liabilities                                      5,790                      1,190
                                                                    -----------------          ---------------
        Cash provided by operating activities                             40,070                     34,263

        Investing activities
        Additions to property and equipment                              (12,388)                   (14,180)
        Proceeds from disposal of property and equipment                     629                      1,403
        Acquisitions of businesses                                           ---                       (282)
                                                                    -----------------          ---------------
        Cash used in investing activities                                (11,759)                   (13,059)

        Financing activities
        Net repayments under line of credit                               (4,859)                   (11,427)
        Payments on long-term debt                                       (17,092)                   (11,370)
        Change in net receivable from sole stockholder                    (1,792)                     2,624
        Distributions to sole stockholder                                 (6,252)                    (2,556)
                                                                    -----------------          ---------------
        Cash used in financing activities                                (29,995)                   (22,729)
                                                                    -----------------          ---------------

        Net decrease in cash                                              (1,684)                    (1,525)
        Cash at beginning of period                                        5,009                      4,717
                                                                    -----------------          ---------------
        Cash at end of period                                           $  3,325                   $  3,192
                                                                    =================          ===============

See notes to condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Contingent Liabilities

         At September 30, 2001 and December 31, 2000, the Company had guaranteed debt of the sole stockholder in the amounts of $1,640,000 and $1,742,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $3,664,000 at September 30, 2001 and December 31, 2000, with respect to debt of the Company's sole stockholder and his affiliates.

3.       Guarantor Subsidiaries

         The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2001 and 2000 for:
(a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
September 30, 2001
(in thousands)

                                                                 Subsidiary
                                                      ABC        Guarantors     Eliminations    Consolidated
                                                  ------------- -------------- --------------- ---------------
Assets
Current assets:
     Cash                                         $     3,088   $      237     $         -     $      3,325
     Accounts receivable                              204,835       11,426         (11,056)         205,205
     Inventories                                      203,328        1,129          (3,032)         201,425
     Intercompany advances                             (2,521)       2,521               -                -
     Prepaid expenses and other                         2,748          919               -            3,667
                                                  ------------- -------------- --------------- ---------------
          Total current assets                        411,478       16,232         (14,088)         413,622
Property and equipment, net                            66,051          466               -           66,517
Investment in subsidiaries                              3,195            -          (3,195)               -
Net receivable from sole stockholder                    5,243            -               -            5,243
Goodwill                                               36,875            -               -           36,875
Other intangible assets                                 4,480            -               -            4,480
Other assets                                            2,199          120               -            2,319
                                                  ------------- -------------- --------------- ---------------
                                                  $   529,521   $   16,818     $   (17,283)    $    529,056
                                                  ============= ============== =============== ===============

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                             $   188,339   $    9,394     $   (11,056)    $    186,677
     Accrued payroll and benefits                       9,327          185               -            9,512
     Accrued liabilities                               17,177        1,012               -           18,189
     Current portion of long-term debt                  5,447            -               -            5,447
                                                  ------------- -------------- --------------- ---------------
          Total current liabilities                   220,290       10,591         (11,056)         219,825
Long-term debt                                        250,149            -               -          250,149
Contingent liabilities
Stockholder's equity:
     Common stock                                          -             -               -                -
     Additional paid-in capital                         3,779            1              (1)           3,779
     Retained earnings                                 55,303        6,226          (6,226)          55,303
                                                  ------------- -------------- --------------- ---------------
       Total stockholder's equity                      59,082        6,227          (6,227)          59,082
                                                  ------------- -------------- --------------- ---------------
                                                  $   529,521   $   16,818     $   (17,283)    $    529,056
                                                  ============= ============== =============== ===============

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

  Condensed Consolidating Balance Sheet
  December 31, 2000
  (in thousands)                                                     Subsidiary
                                                           ABC       Guarantors         Eliminations    Consolidated
                                                       -------------------------------------------------------------
  Assets
  Current assets:
       Cash                                            $   4,651        $     358        $      --         $   5,009
       Accounts receivable                               142,516            7,060           (6,808)          142,768
       Inventories                                       152,588            1,331           (2,341)          151,578
       Intercompany advances                              (4,519)           4,519               --                --
       Prepaid expenses and other                          1,913              967               --             2,880
                                                       -------------------------------------------------------------
            Total current assets                         297,149           14,235           (9,149)          302,235
  Property and equipment, net                             65,718              382               --            66,100
  Investment in subsidiaries                               4,782               --           (4,782)               --
  Net receivable from sole stockholder                     3,452               --               --             3,452
  Goodwill                                                37,847               --               --            37,847
  Other intangible assets                                  5,263               --               --             5,263
  Other assets                                             2,341               32               --             2,373
                                                       -------------------------------------------------------------
                                                       $ 416,552        $  14,649        $ (13,931)        $ 417,270
                                                       =============================================================


  Liabilities and stockholder's equity
  Current liabilities:
       Accounts payable                                $  79,114        $   6,328        $  (6,808)        $  78,634
       Accrued payroll and benefits                        9,801              219               --            10,020
       Accrued liabilities                                10,912              979               --            11,891
       Current portion of long-term debt                   6,067               --               --             6,067
                                                       -------------------------------------------------------------
            Total current liabilities                    105,894            7,526           (6,808)          106,612
  Long-term debt                                         271,480               --               --           271,480
  Contingent liabilities
  Stockholder's equity:
       Common stock                                           --               --               --                --
       Additional paid-in capital                          3,779                1               (1)            3,779
       Retained earnings                                  35,399            7,122           (7,122)           35,399
                                                       -------------------------------------------------------------
            Total stockholder's equity                    39,178            7,123           (7,123)           39,178
                                                       -------------------------------------------------------------
                                                       $ 416,552        $  14,649        $ (13,931)        $ 417,270
                                                       =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended September 30, 2001
(in thousands)                                                     Subsidiary
                                                      ABC          Guarantors       Eliminations    Consolidated
                                               ---------------------------------------------------------------------
Net sales                                           $  408,629     $     16,935    $   (16,302)        $  409,262
Cost of sales                                          309,942           14,013        (16,215)           307,740
                                               ---------------------------------------------------------------------
Gross profit                                            98,687            2,922            (87)           101,522
Operating expenses:
     Distribution centers                               68,962            1,327              -             70,289
     General and administrative                          5,019              290              -              5,309
     Amortization of intangible assets                     400                -              -                400
                                               ---------------------------------------------------------------------
                                                        74,381            1,617              -             75,998
                                               ---------------------------------------------------------------------
Operating income                                        24,306            1,305            (87)            25,524
Other income (expense):
     Interest income                                       106                -              -                106
     Interest expense                                   (4,785)               -              -             (4,785)
                                               ---------------------------------------------------------------------
                                                        (4,679)               -              -             (4,679)
                                               ---------------------------------------------------------------------
Income before provision for income
   taxes and equity in earnings of
   subsidiaries                                         19,627            1,305            (87)            20,845
Provision for income taxes                                 270                2              -                272
                                               ---------------------------------------------------------------------
                                                        19,357            1,303            (87)            20,573
Equity in earnings of subsidiaries                       1,216                -         (1,216)                 -
                                               ---------------------------------------------------------------------
Net income                                          $   20,573     $      1,303    $    (1,303)        $   20,573
                                               =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months ended September 30, 2000
(in thousands)                                                     Subsidiary
                                                      ABC          Guarantors       Eliminations    Consolidated
                                               ---------------------------------------------------------------------
Net sales                                           $  361,572       $   14,933    $   (14,302)        $  362,203
Cost of sales                                          277,367           12,424        (14,516)           275,275
                                               ---------------------------------------------------------------------
Gross profit                                            84,205            2,509            214             86,928
Operating expenses:
     Distribution centers                               62,293            1,224              -             63,517
     General and administrative                          5,646              248              -              5,894
     Amortization of intangible assets                     400                -              -                400
                                               ---------------------------------------------------------------------
                                                        68,339            1,472              -             69,811
                                               ---------------------------------------------------------------------
Operating income                                        15,866            1,037            214             17,117
Other income (expense):
     Interest income                                        60                -              -                 60
     Interest expense                                   (6,614)               -              -             (6,614)
                                               ---------------------------------------------------------------------
                                                        (6,554)               -              -             (6,554)
                                               ---------------------------------------------------------------------
Income before provision for income taxes,
   extraordinary item and equity in
   earnings of subsidiaries                              9,312            1,037            214             10,563
Provision for income taxes                                  62                6              -                 68
                                               ---------------------------------------------------------------------
Income before extraordinary item and equity
   in earnings of subsidiaries                           9,250            1,031            214             10,495

Extraordinary item                                       1,043                -              -              1,043
                                               ---------------------------------------------------------------------
Income before equity in earnings of
   Subsidiaries                                         10,293            1,031            214             11,538
Equity in earnings of subsidiaries                       1,245                -         (1,245)                 -
                                               ---------------------------------------------------------------------
Net income                                          $   11,538       $    1,031    $    (1,031)        $   11,538
                                               =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations for the Nine Months ended September 30, 2001
(in thousands)

                                                                      Subsidiary
                                                    ABC          Guarantors     Eliminations      Consolidated
                                               ---------------------------------------------------------------
Net sales                                      $  1,025,276     $     47,704    $   (45,408)      $  1,027,572
Cost of sales                                       782,472           39,418        (44,716)           777,174
                                               ---------------------------------------------------------------
Gross profit                                        242,804            8,286           (692)           250,398
Operating expenses:
     Distribution centers                           186,901            4,052              -            190,953
     General and administrative                      15,667              845              -             16,512
     Amortization of intangible assets                1,201                -              -              1,201
                                               ---------------------------------------------------------------
                                                    203,769            4,897              -            208,666
                                               ---------------------------------------------------------------
Operating income                                     39,035            3,389           (692)            41,732
Other income (expense):
     Interest income                                    333                -              -                333
     Interest expense                               (15,455)               -              -            (15,455)
                                               ---------------------------------------------------------------
                                                    (15,122)               -              -            (15,122)
                                               ---------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries            23,913            3,389           (692)            26,610
Provision for income taxes                              448                6              -                454
                                               ---------------------------------------------------------------
Income before equity in earnings of
   subsidiaries                                      23,465            3,383           (692)            26,156
Equity in earnings of subsidiaries                    2,691                -         (2,691)                 -
                                               ---------------------------------------------------------------
Net income                                     $     26,156     $      3,383    $    (3,383)      $     26,156
                                               ===============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations for the Nine Months ended September 30, 2000
(in thousands)

                                                                       Subsidiary
                                                          ABC          Guarantors    Eliminations       Consolidated
                                                      --------------------------------------------------------------
Net sales                                             $  939,178       $   43,611    $   (41,623)        $  941,166
Cost of sales                                            719,103           36,279        (41,231)           714,151
                                                      --------------------------------------------------------------
Gross profit                                             220,075            7,332           (392)           227,015
Operating expenses:
     Distribution centers                                174,218            3,541              -            177,759
     General and administrative                           19,086              916              -             20,002
     Amortization of intangible assets                     1,201                -              -              1,201
                                                     ---------------------------------------------------------------
                                                         194,505            4,457              -            198,962
                                                     ---------------------------------------------------------------
Operating income                                          25,570            2,875           (392)            28,053
Other income (expense):
     Interest income                                         246                -              -                246
     Interest expense                                    (19,091)               -              -            (19,091)
                                                     ---------------------------------------------------------------
                                                         (18,845)               -              -            (18,845)
                                                     ---------------------------------------------------------------
Income before provision for income taxes,
   extraordinary item and equity in
   earnings of subsidiaries                                6,725            2,875           (392)             9,208
Provision for income taxes                                   227               12              -                239
                                                     ---------------------------------------------------------------
Income before extraordinary item and equity
   in earnings of subsidiaries                             6,498            2,863           (392)             8,969

Extraordinary item                                         1,043                -              -              1,043
                                                     ---------------------------------------------------------------
Income before equity in earnings of
   subsidiaries                                            7,541            2,863           (392)            10,012
Equity in earnings of subsidiaries                         2,471                -         (2,471)                 -
                                                     ---------------------------------------------------------------
Net income                                            $   10,012        $   2,863    $    (2,863)        $   10,012
                                                     ===============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

   3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Nine Months ended September 30, 2001
(in thousands)

                                                                            Subsidiary
                                                                ABC         Guarantors    Eliminations   Consolidated
                                                            -----------------------------------------------------------
Operating activities

Net income                                                  $    26,156      $   3,383    $    (3,383)    $   26,156
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                 10,923            162              -           11,085
    Amortization                                                  1,201              -              -            1,201
    Amortization of deferred financing costs                        554              -              -              554
    Provision for doubtful accounts                               6,691             11              -            6,702
    (Gain) loss on disposal of property and equipment               259             (1)             -              258
    Changes in operating assets and liabilities:
        Accounts receivable                                     (69,011)        (4,376)         4,247          (69,140)
        Inventories                                             (50,741)           202            692          (49,847)
        Prepaid expenses and other                                 (834)            48              -             (786)
        Other assets                                             (1,855)         1,909              -               54
        Accounts payable                                        109,225          3,065         (4,247)         108,043
        Accrued liabilities                                       5,791             (1)             -            5,790
                                                            -----------------------------------------------------------
            Cash provided by operating activities                38,359          4,402         (2,691)          40,070

Investing activities
Additions to property and equipment                             (12,128)          (260)             -          (12,388)
Proceeds from disposal of property and equipment                    614             15              -              629
Investment in subsidiaries                                       (2,691)             -          2,691                -
                                                            -----------------------------------------------------------
            Cash used in investing activities                   (14,205)          (245)         2,691          (11,759)

Financing activities
Net payments under line of credit                                (4,859)             -              -           (4,859)
Payments on long-term debt                                      (17,092)             -              -          (17,092)
Change in net receivable from sole stockholder                   (1,792)             -              -           (1,792)
Distributions to sole stockholder                                (1,974)        (4,278)             -           (6,252)
                                                            -----------------------------------------------------------
            Cash used in financing activities                   (25,717)        (4,278)             -          (29,995)
                                                            -----------------------------------------------------------
Net decrease in cash                                             (1,563)          (121)             -           (1,684)
            Cash at beginning of period                           4,651            358              -            5,009
                                                            -----------------------------------------------------------
            Cash at end of period                           $     3,088      $     237    $         -      $     3,325

                                                            ===========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

  3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months ended September 30, 2000
(in thousands)                                                               Subsidiary
                                                                  ABC        Guarantors     Eliminations   Consolidated
                                                            ------------------------------------------------------------
Operating activities
Net income                                                      $ 10,012      $  2,863           $(2,863)       $ 10,012
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                  10,784           190                --          10,974
    Amortization                                                   1,201            --                --           1,201
    Amortization of deferred financing costs                         279            --                --             279
    Provision for doubtful accounts                                7,142            --                --           7,142
    Loss on disposal of property and equipment                       731            26                --             757
    Extraordinary item                                            (1,043)           --                --          (1,043)
    Changes in operating assets and liabilities:
        Accounts receivable                                      (43,216)       (5,049)            4,980         (43,285)
        Inventories                                              (30,288)           30               392         (29,866)
        Prepaid expenses and other                                    73           142                --             215
        Other assets                                               2,350        (2,148)               --             202
        Accounts payable                                          77,389         4,076            (4,980)         76,485
        Accrued liabilities                                        1,216           (26)               --           1,190
                                                            ------------------------------------------------------------
            Cash provided by operating activities                 36,630           104            (2,471)         34,263

Investing activities
Additions to property and equipment                              (14,064)         (116)               --         (14,180)
Proceeds from disposal of property and equipment                   1,368            35                --           1,403
Acquisitions of businesses                                          (282)           --                --            (282)
Investment in subsidiaries                                        (2,471)           --             2,471              --
                                                            ------------------------------------------------------------
            Cash used in investing activities                    (15,449)          (81)            2,471         (13,059)

Financing activities
Net payments under line of credit                                (11,427)           --                --         (11,427)
Payments on long-term debt                                       (11,370)           --                --         (11,370)
Change in net receivable from sole stockholder                     2,624            --                --           2,624
Distributions to sole stockholder                                 (2,556)           --                --          (2,556)
                                                            ------------------------------------------------------------
            Cash used in financing activities                    (22,729)           --                --         (22,729)
                                                            ------------------------------------------------------------
Net increase (decrease) in cash                                   (1,548)           23                --          (1,525)
            Cash at beginning of period                            4,648            69                --           4,717
                                                            ------------------------------------------------------------
            Cash at end of period                               $  3,100      $     92           $    --    $   $  3,192
                                                            ============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

4.   Extraordinary Item

     During the third quarter of 2001, the Company repurchased $15.5 million of its Senior Subordinated Notes. The difference between par value of the Senior Subordinated Notes and the repurchase price, net of the applicable portion of the unamortized deferred financing fees written off, was not material.

     During the third quarter of 2000, the Company repurchased $11.6 million of its Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the amortization of a portion of the original transaction fees and other expenses.

5.   Comprehensive Income

     The Company's comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, as required to be reported by FASB Statement No. 130, was identical to the actual income reported for those periods.

6.   Goodwill and Other Intangible Assets

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 207 distribution centers located in 43 states as of September 30, 2001. Since January 1, 2001, the Company has opened ten distribution centers and closed three.

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

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 2001 and 2000:

                                                    Three months ended                      Nine months ended
                                                       September 30,                          September 30,
                                               ------------------------------         ------------------------------
                                                  2001               2000                 2001              2000
                                               ------------        ----------         -----------        -----------
  Income statement data:
  Net sales                                       100.0%             100.0%              100.0%             100.0%
  Cost of sales                                    75.2               76.0                75.6               75.9
                                               ------------        ----------         -----------        -----------
  Gross profit                                     24.8               24.0                24.4               24.1
  Operating expenses:
     Distribution centers                          17.2               17.6                18.6               18.9
     General and administrative                     1.3                1.6                 1.6                2.1
     Amortization of intangible assets              0.1                0.1                 0.1                0.1
                                               ------------        ----------         -----------        -----------
  Total operating expenses                         18.6               19.3                20.3               21.1
                                               ------------        ----------         -----------        -----------
  Operating income                                  6.2%               4.7%                4.1%               3.0%
                                               ============        ==========         ===========        ===========

Comparison of the Three and Nine Month Periods Ended September 30, 2001 to the Three and Nine Month Periods Ended September 30, 2000

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended September 30, 2001 increased by 13.0% to $409.3 million from $362.2 million for the three months ended September 30, 2000. Net sales for the nine months ended September 30, 2001 increased by 9.2% to $1,027.6 million from $941.2 million for the nine months ended September 30, 2000. Comparable distribution center sales growth was 10.8% and 7.8% for the three and nine months ended September 30, respectively. Increases in comparable distribution center sales are due primarily to increases in volume.

     Gross profit for the three months ended September 30, 2001 increased by 16.8%, to $101.5 million from $86.9 million for the three months ended September 30, 2000, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended September 30, increased to 24.8% in 2001, from 24.0% in 2000. Gross profit for the nine months ended September 30, 2001 increased by 10.3% to $250.4 million from $227.0 million for the nine months ended September 30, 2000, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the nine months ended September 30, increased to 24.4% in 2001 from 24.1% in 2000.

     Distribution center operating expenses increased by $6.8 million to $70.3 million from $63.5 million for the three months ended September 30, 2001 and 2000, respectively. As a percent of net sales, distribution center operating expenses for the three months ended September, decreased to 17.2% in 2001 from 17.6% in 2000. For the nine months ended September 30, distribution center operating expenses increased by $13.2 million to $191.0 million in 2001, from $177.8 million in 2000. As a percent of net sales, distribution center operating expenses for the nine months ended September 30, decreased to 18.6% in 2001 from 18.9% in 2000.

     General and administrative expenses for the three months ended September 30, decreased by $0.6 million to $5.3 million in 2001 from $5.9 million in 2000. General and administrative expenses as a percent of net sales decreased to 1.3% in 2001 from 1.6% in 2000. For the nine months ended September 30, general and administrative expenses decreased by $3.5 million to $16.5 million in 2001 from $20.0 million in 2000. General and administrative expenses as a percent of net sales decreased to 1.6% in 2001 from 2.1% in 2000. The principle reason for the decrease in general and administrative expenses is due to non-recurring professional fees incurred in 2000 in connection with management's evaluation of the Company's operating procedures, as well as its needs for a next generation of computer system.

     Operating income for the three months ended September 30, 2001 increased by $8.4 million to $25.5 million from $17.1 million for the same period in 2000. Operating income for the nine months ended September 30, increased by $13.6 million to $41.7 million in 2001 from $28.1 million in 2000. The increase for the three and nine months ended September 30, is a result of the factors discussed above.

     Interest expense for the three months ended September 30, 2001 decreased by $1.8 million or 27.7% to $4.8 million from $6.6 million for the three months ended September 30, 2000. For the nine months ended September 30, interest expense decreased by $3.6 million or 19.0% to $15.5 million in 2001 from $19.1 million in 2000. The decrease for the three and nine month periods is due to both decreased rates on the Company's LIBOR and prime rate borrowings, as well as a reduction in the Company's borrowing levels.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $40.1 million and $34.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was due primarily to improved net income and increases in accounts payable related to inventory purchases, partially offset by increases in accounts receivable related to higher sales.

     Cash Flows from Investing Activities. Net cash used in investing activities decreased to $11.8 million from $13.1 million for the nine months ended September 30, 2001 and 2000, respectively, due to fewer purchases of property and equipment, partially offset by lower proceeds from disposals of property and equipment as a result of fewer disposals.

     Cash Flows from Financing Activities. Net cash used in financing activities was $30.0 million and $22.7 million for the nine months ended September 30, 2001 and 2000, respectively, due primarily to increased distributions to the sole stockholder under the Tax Allocation Agreement.

     During the third quarter of 2001, the Company repurchased $15.5 million of its Senior Subordinated Notes. The difference between par value of the Senior Subordinated Notes and the repurchase price, net of the applicable portion of the unamortized deferred financing fees written off, was not material.

     During the third quarter of 2000, the Company repurchased $11.6 million of its Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the amortization of a portion of the original transaction fees and other expenses. The funds to repurchase the Senior Subordinated Notes were obtained primarily through additional borrowings under the Company's revolving credit agreement.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         None.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    American Builders & Contractors Supply
                                                   Co., Inc.


  November 9, 2001                  /s/ Kendra A. Story
-------------------------           ---------------------------------------
  Date:                                 Kendra A. Story
                                        Chief Financial Officer and Director