Form 10-K405
period 2001-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2002-03-29
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 33-26991

                   ------------------------------------------

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE              5033                          39-1413708

(State or other jurisdiction of  (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)   Classification Code Number)   Identification
ONE ABC PARKWAY,                                               No.)
BELOIT, WISCONSIN
(Address of principal                                          53511
executive offices)                                             (Zip Code)

                                  608-362-7777
              (Registrant's telephone number, including area code)

                     ---------------------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
      NONE

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1. BUSINESS

      General

      American Builders & Contractors Supply Co., Inc. (the Company or ABC) is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 215 distribution centers located in 43 states. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, delivery capabilities to the job site, as well as credit services and marketing support. For the year ended December 31, 2001, the Company generated net sales of $1.4 billion.

      The products distributed by the Company consist primarily of roofing and siding materials, windows and related tools and accessories for residential and, to a lesser extent, commercial applications. The Company markets these products on a wholesale basis primarily to small and medium-sized contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

      ABC was founded in 1982 by Kenneth A. Hendricks, the stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $959.3 million for the year ended December 31, 1997 to $1.4 billion for the year ended December 31, 2001, representing a compound annual growth rate of 9.5%. In addition, comparable distribution center sales have grown at an average annual rate of 5.5% over the same period.

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

      Low slope roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, PVC, TPO, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Atlas(R), CertainTeed(R), Firestone(R), GAF(R), Johns Manville(R), Mule-Hide(R), and US Intec(R). Mule-Hide, a wholly owned subsidiary, primarily sells its private label roofing systems through ABC's distribution centers.

      Siding products and accessories. The Company distributes a broad selection of siding products to siding contractors. The Company's siding products consist primarily of vinyl siding, soffits and accessories and, to a lesser extent, gutters, fiber cement, aluminum and wood siding. Principal vinyl siding brands include Alcoa(R), Amcraft(R), CertainTeed(R), Mastic(R), and Wolverine(R). Amcraft, a wholly owned subsidiary, exclusively sells its private label siding and accessories through ABC's distribution centers.

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

      Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include sheet metal, roofing and siding equipment, tools and other related accessories.

      The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 2001, 2000 and 1999:

                                                       Total Net Sales
                                              ----------------------------------
Product Categories                              2001         2000         1999
                                              ----------------------------------
                                                         (in millions)
Steep slope                                   $  800.6     $  720.1     $  688.7
Low slope                                        294.3        262.9        253.3
Siding                                           176.7        156.0        152.2
Windows                                           61.2         49.4         50.9
Other                                             48.7         50.5         52.4
                                              ----------------------------------
   Total for all categories                   $1,381.5     $1,238.9     $1,197.5
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

      Distribution Center Operations

      The Company operates 215 local distribution centers located in 43 states. Since January 1, 1999 the Company has opened 19 distribution centers, closed 15 distribution centers and acquired an additional 15 distribution centers, while consolidating 8 distribution centers in connection with its selective acquisition program. A typical distribution center consists of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 10,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

      Each location is managed by a distribution center manager who oversees the center's employees, including various sales and office personnel, as well as delivery and warehouse personnel. The Company requires that each distribution center develop a core merchandising strategy, but allows each distribution center manager under the direction of the region staff and national director of merchandising to alter the product mix of a given center to meet local market demands. Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 5.5% over the past five years.

      The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                                       2001      2000      1999
                                                      --------------------------

Distribution centers on January 1                       200       200       204
Distribution centers acquired                             9         3         3
Distribution centers opened                              11         5         3
Acquired distribution centers consolidated               (2)        0        (6)
Distribution centers closed                              (3)       (8)       (4)
                                                      --------------------------
Distribution centers on December 31                     215       200       200
                                                      ==========================

      Competition

      The roofing and siding products distribution industry is highly competitive and fragmented. The Company competes directly with a large number of local and regional building products distributors and, in certain markets and product categories, with a few national distributors. The Company also competes to a lesser extent with mass-merchandisers, such as Home Depot, and with direct sales from building products manufacturers.

      Purchasing

      ABC purchases its products directly from a wide variety of manufacturers, including GAF, Elk Corporation of America, Tamko, CertainTeed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Building Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 13.5% of the Company's 2001 product purchases, GAF (including its subsidiaries U.S. Intec, and Leatherback) was the only supplier which represented more than 10% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

      Seasonality

      Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

      Employees

      As of December 31, 2001, the Company employed 3,078 full-time and 110 part-time employees, of whom 49 were members of unions. The Company's collective bargaining agreements with its unions expire on various dates, from April 2002 through June 2003. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

      The Company operates both owned and leased branches in 43 states. Its facilities range in size from approximately 10,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

      The following table sets the geographical location of the Company's distribution centers as of December 31, 2001:

                                                                   Total Number
Region                                                             of  Locations
--------------------------------------------------------------------------------
Midwest                                                                 54
Northeast                                                               34
Southwest                                                               32
Southeast                                                               39
Western                                                                 27
Rocky Mountain                                                          29
                                                                  --------------
                                                                       215
                                                                  ==============

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 2001. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.

                                                                           Year Ended December 31,
                                                                               (in thousands)
                                                  ---------------------------------------------------------------------
                                                      2001           2000           1999           1998         1997
                                                  ---------------------------------------------------------------------
Income Statement Data
Net sales                                         $ 1,381,530    $ 1,238,937    $ 1,197,509    $ 1,162,110    $ 959,321
Cost of sales                                       1,037,192        936,627        914,971        894,450      744,186
                                                  ---------------------------------------------------------------------
Gross profit                                          344,338        302,310        282,538        267,660      215,135

Operating expenses                                    280,647        262,719        244,627        239,968      194,055
Amortization of intangible assets                       1,611          1,601          1,686          1,735          747
Non-recurring charges                                      --             --          7,030          3,900           --
                                                  ---------------------------------------------------------------------
Operating income                                       62,080         37,990         29,195         22,057       20,333
Net interest expense                                  (18,979)       (24,693)       (22,413)       (24,532)     (16,480)
                                                  ---------------------------------------------------------------------
Income (loss) before provision for income taxes
     and extraordinary item                            43,101         13,297          6,782         (2,475)       3,853
Provision for income taxes (1)                            865            280            171            170          311
                                                  ---------------------------------------------------------------------
Income (loss) before extraordinary item                42,236         13,017          6,611         (2,645)       3,542
Extraordinary item                                         --          1,043             --             --           --
                                                  ---------------------------------------------------------------------
Net income (loss)                                 $    42,236    $    14,060    $     6,611    $    (2,645)   $   3,542
                                                  =====================================================================
Balance Sheet Data (at end of period)
Accounts receivable, net                          $   167,253    $   142,768    $   143,864    $   149,103    $ 143,106
Inventories                                           157,810        151,578        135,511        130,802      128,847
Total assets                                          449,633        417,270        408,458        412,901      409,622
Accounts payable and accrued liabilities              127,297        100,545        104,773        107,040      100,483
Long-term debt, less current maturities               236,929        271,480        270,429        281,658      281,206
Stockholder's equity                                   75,162         39,178         27,674         19,147       21,792

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 2001:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------------------------------
Income Statement Data
Net sales                                         100.0%      100.0%      100.0%
Cost of sales                                      75.1        75.6        76.4
                                                 -------------------------------
Gross profit                                       24.9        24.4        23.6

Operating expenses                                 20.3        21.2        20.4
Amortization of intangible assets                   0.1         0.1         0.2
Non-recurring charges                                --          --         0.6
                                                 -------------------------------
Total operating expenses                           20.4        21.3        21.2
                                                 -------------------------------
Operating income                                    4.5%        3.1%        2.4%
                                                 ===============================

      Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

      Net sales for the year ended December 31, 2001 increased by 11.5%, or $142.6 million in 2001 to $1.38 billion. Comparable distribution center sales growth was 9.8% in 2001.

      Gross profit for the year ended December 31, 2001 increased by 13.9% in 2001 to $344.3 million from $302.3 million in 2000. This increase in gross profit is primarily a result of profits associated with increased sales.

      Gross profit, as a percentage of net sales in 2001 increased to 24.9% from 24.4% in 2000. Management believes the improvement in gross profit percentage relates primarily to strategic merchandising initiatives, including pricing, purchasing, and incentive programs which began in 2000 at the distribution centers to increase gross profit margin. The gross profit percentage increase is also due in part to management's continued focus on improving gross profit through increased sales of products with higher gross profit margins.

      Operating expenses for the year ended December 31, 2001 increased by 6.8% in 2001 to $280.6 million from $262.7 million in 2000. As a percentage of net sales, operating expenses decreased to 20.3% in 2001 from 21.2% in 2000. Operating expenses as a percentage of net sales in 2001 are in line with historic levels for the Company. A primary factor in the decrease of operating expenses as a percentage of net sales is related to a comprehensive evaluation and design of new operating and administrative processes undertaken by the Company in 2000, during which the Company engaged a consulting firm, and added internal project coordinators as well as financial analysts. This evaluation resulted in the development and implementation of policies and programs enabling more consistent merchandising, purchasing and pricing within local markets and in turn improving gross profit, as well as streamlining internal processes.

      Amortization of intangible assets remained at $1.6 million in 2001 and 2000.

      Interest expense decreased by $5.7 million to $19.3 million in 2001 from $25.0 million in 2000. The decrease is primarily due to decreased interest rates on the Company's LIBOR based borrowings as well as a reduction in the Company's average borrowings.

      Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

      Net sales for the year ended December 31, 2000 increased by 3.5% to $1.2 billion. Comparable distribution center sales growth was 4.0% in 2000.

      Gross profit for the year ended December 31, 2000 increased by 7.0% to $302.3 million from $282.5 million in 1999. This increase in gross profit is primarily a result of profits associated with increased sales.

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

      Operating expenses for the year ended December 31, 2000 increased by 7.4% in 2000 to $262.7 million from $244.6 million in 1999. As a percentage of net sales, operating expenses increased to 21.2% in 2000 from 20.4% in 1999.

      The increase in operating expenses is primarily the result of costs associated with a comprehensive evaluation and design of new operating and administrative processes focused on better serving customer needs and improving efficiencies. Throughout this process, the Company engaged a consulting firm and added internal project coordinators and financial analysts. The evaluation, which concluded during the third quarter of 2000, resulted in the development and implementation of new policies and programs enabling more consistent merchandising, purchasing and pricing within local markets to improve gross profit.

      To a lesser degree, the increase in operating expenses is also the result of increased wages and fuel costs for delivery vehicles associated with increased sales, being partially offset by a reduction in the Company's provision for doubtful accounts.

      Amortization of intangible assets decreased by $0.1 million to $1.6 million in 2000 from $1.7 million in 1999.

      Interest expense increased by $2.1 million to $25.0 million in 2000 from $22.9 million in 1999. The increase is primarily due to increased interest rates on the Company's LIBOR based borrowings partially offset by a reduction in the Company's average borrowings.

      Extraordinary item. During 2000, the Company repurchased and retired $11.6 million of the Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1.0 million net of the write-off of the applicable unamortized deferred financing costs and other expenses.

      Liquidity and Capital Resources

      Cash Flows from Operating Activities. Net cash provided by operations was $60.6 million for the year ended December 31, 2001 compared to $14.8 million for the year ended December 31, 2000 and $23.3 million for the year ended December 31, 1999. The increase in 2001 over 2000 was principally due to improved earnings and increased accounts payable being partially offset by an increase in accounts receivable. The decrease in 2000 compared to 1999 was due to an increase in inventories and a lower provision for doubtful accounts, being partially offset by improved earnings.

      Cash Flows from Investing Activities. Net cash used in investing activities was $20.4 million, $16.7 million and $13.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's investing activities consist primarily of costs associated with capital expenditures. Capital expenditures, comprised mainly of routine delivery vehicle replacements, were $15.8 million, $15.9 million and $14.2 million for the years ended

December 31, 2001, 2000 and 1999, respectively. Other investing activities include the acquisition of building products businesses. Acquisitions of businesses were $5.5 million, $2.5 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(39.1) million, $2.2 million and $(9.3) million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building product businesses, repayment of debt with cash flows from operation and, to a lesser extent, distributions to the Company's stockholder in respect of tax liabilities related to the Company.

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

      Senior Subordinated Notes. As of December 31, 2001, the Company had $63.7 million of unsecured Senior Subordinated Notes outstanding bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement. During 2001, 2000 and 1999, the Company repurchased and retired $15.5, $11.6 and $9.3 million, respectively, of the Senior Subordinated Notes. The notes purchased in 2000 resulted in an extraordinary gain of $1.0 million net of the write-off of the applicable unamortized deferred financing costs and other expenses. The difference between the par value of the notes repurchased in 1999 and 2001 and the repurchase price, net of expenses and the applicable portion of the unamortized deferred financing costs written off, were not material.

      Revolving Credit Agreement. The Company is party to a credit agreement which permits borrowings of up to $250 million under the revolving line of credit (the Revolver), reduced by outstanding letters of credit. Debt outstanding under the Revolver as of December 31, 2001 was $157.2 million and borrowings under the Revolver are secured primarily by accounts receivable and inventories.

      On March 21, 2002, the Company completed its Third Amended and Restated Loan and Security Agreement for its Revolver. As amended, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period.

      Critical Accounting Policies

      Accounts Receivable. The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer's ability and likelihood to pay based on management's review of the facts. A weighted average of these evaluations is applied to all smaller accounts greater than 90 days past due. For all other customers, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience.

      Acquisition Purchase Price Allocation. The Company records assets and liabilities, including goodwill and other intangibles, acquired through acquisitions at estimated fair market value. When necessary, fair market value is determined by an independent appraisal or quote to purchase a similar asset from a third party. Lives are assigned to these assets based on the Company's property and equipment policies stated in Note 1 of the audited consolidated financial statements. Lives assigned to identifiable intangible assets are either set by contractual agreements or determined by management based on the facts and circumstances. Should the fair market value or actual useful life differ from those estimated at the time of the acquisition, results from operations, financial position and cash flows, could be materially impacted.

      Related Party Transactions. The Company transacts business with a number of affiliated companies owned by Mr. Hendricks and his spouse, Diane Hendricks. The Company believes that these transactions between ABC and related entities have been conducted on an arm's length basis. See Item 13 and
Note 6 to the Consolidated Financial Statements.

      New Accounting Standards. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but, instead, will be reviewed annually for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS No. 142 is effective for the Company for its fiscal year beginning January 1, 2002. The Company is currently assessing the financial impact, if any, the impairment provisions of SFAS No. 142 will have on the consolidated financial statements. Management expects that the effect of ceasing amortization of goodwill will increase operating income by approximately $1,300,000 for 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. The Company will adopt SFAS No. 144 effective January 1, 2002, and it does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's results of operations, financial position or cash flows.

      Seasonality

      Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

      Inflation

      The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 2001.

      Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from the Company's comprehensive evaluation of new operating and administrative processes (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Revolver. If market interest rates for such borrowings average 1% more during 2002 than they did during 2001, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

Name                    Age                     Position
--------------------------------------------------------------------------------
Kenneth A. Hendricks    60    Chief Executive Officer and Chairman of the Board
David Luck              52    President, Chief Operating Officer, and Director
Diane Hendricks         54    Executive Vice President, Secretary, and Director
Kendra Story            42    Chief Financial Officer, Treasurer, and Director
Robert Bartels          53    Senior Vice President of Operations
Keith Rozolis           42    Vice President of Strategic Marketing and Planning
Gil Aleman              58    Director
Kent Nelson             57    Director

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

      Gil Aleman has served as a director of the Company since 1997. Since April 2001, Mr. Aleman has been the President and CEO of Apache Products Company. Prior to joining Apache, Mr. Aleman served as the Director of Operations for American Mortgage Capital Inc., a major lender for all types of mortgages. He was also the President of the Celotex roofing division for Jim Walter Corporation from 1985 to 1997. Prior to 1985, Mr. Aleman served as President of Jim Walter Window Components, a division of Jim Walter Corporation.

      Kent Nelson has served as a director of the Company since 1997. Mr. Nelson is currently Chief Executive Officer and President of TJ Adams Group, LLC, a regional insurance broker, and is an adjunct professor of management at the Graduate School of Business, Northern Illinois University. Prior to joining TJ Adams Group, he most recently served as managing director of Marsh McLennan and AON Risk Services.

      Kenneth and Diane Hendricks are husband and wife. Kendra Story is a daughter of Mr. Hendricks.

ITEM 11. EXECUTIVE COMPENSATION

      The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 2001 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 2001.

                                                                                             All Other
Name and Principal Position                                      Annual Compensation      Compensation (1)
----------------------------------------------------------------------------------------------------------
                                                                Annual         Bonus
Kenneth A. Hendricks
   Chief Executive Officer and Chairman of  the Board        $ 1,290,769     $      --        $44,076
David Luck
   President and Chief Operating Officer                         573,376       163,193          6,625
Diane M. Hendricks
   Executive Vice President and Secretary                        270,194            --         23,232
Kendra Story
   Chief Financial Officer and Treasurer                         200,000        39,299          2,418
Robert Bartels
   Senior Vice President of Operations                           194,231        39,299          1,952

(1) Consists of estimated amounts paid by the Company for automobiles, discretionary matching payments under the Company's 401(k) Profit Sharing Plan and insurance premiums, respectively, as follows: Mr.
      Hendricks-$2,673, $2,625 and $38,778; Mr. Luck-$4,000, $2,625 and $0; Ms.
      Hendricks-$1,928, $2,625 and $18,769; Ms. Story-$187, $2,231 and $0 and
      Mr. Bartels-$0, $1,952 and $0.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), Blackhawk Transportation, Inc. (Blackhawk), Amfinity Capital, LLC (Amfinity), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties (HCP), Hendricks Carolina Properties, LLC (Carolina), Hendricks Peachtree, LLC (Peachtree), Hendricks Michigan Properties, LLC (Michigan), Hendricks Oregon Properties, LLC (Oregon), Hendricks Texas Properties, LLC (Texas), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC's stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Blackhawk provides transportation services for the Company. The Company leases properties from Water Tower, Carolina, Peachtree, Michigan, Oregon, Texas and HCP. Amfinity provides business advisory services. APIA is an insurance broker who provides services and arranges insurance for ABC. The Company believes that the transactions between ABC and the Related Entities have been conducted on an arm's-length basis.

      In connection with certain of the Company's acquisitions, the Company's stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 2001 was approximately $4.9 million and $3.5 million as of December 31, 2000. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. At December 31, 2001, the Company's debt agreements will permit it to lend up to approximately $13.6 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its Revolver. The maximum amount of such borrowings at any time during the three years ended December 31, 2001, occurred in November 2001 and aggregated $9.8 million.

      As described above, as of December 31, 2001, the Company leased 110 facilities from Mr. Hendricks or his affiliates compared to 106 facilities as of December 31, 2000, and 102 facilities as of December 31, 1999. For the years ended December 31, 2001, 2000 and 1999, the Company paid $12.5 million, $11.7 million, and $11.1 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and are adjusted annually to reflect changes in the consumer price index.

      As of December 31, 2001 and 2000, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $6.7 million and $5.4 million, respectively. Such guarantees are related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in October 2001 and aggregated $6.7 million.

      Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provides certain insurance coverage to the Company, as well as third party companies, which is subsequently reinsured in part by third-party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $14.8 million, $12.8 million and $11.8 million in 2001, 2000 and 1999, respectively, for claim liabilities, as determined by an independent actuarial service.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) FINANCIAL STATEMENTS

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

                                                                                                            Page
                                                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                                                            22
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 23
Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999                     24
Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999         25
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                   26
Notes to Consolidated Financial Statements                                                                   27

      (2.) FINANCIAL STATEMENT SCHEDULE

      Schedule II - Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

      (3.) LISTING OF EXHIBITS

      See Exhibit Index submitted as a separate section of this report.

(b) CURRENT REPORTS ON FORM 8-K

      During the quarter ended December 31, 2001, the Company had no current filings on Form 8-K.

(c) EXHIBITS

      See Exhibit Index submitted as a separate section of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
American Builders & Contractors Supply Co., Inc.

      We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin
March 1, 2002, except for Note 3 as to which the date is March 21, 2002

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                                     December 31,
                                                                                   2001        2000
                                                                                ----------------------
Assets (Note 3)
Current assets:
     Cash                                                                        $  6,114    $  5,009
     Accounts receivable, less allowance for doubtful accounts of $7,595--
        2001 and $6,075--2000                                                     167,253     142,768
     Inventories                                                                  157,810     151,578
     Prepaid expenses and other                                                     3,017       2,880
                                                                                ----------------------
          Total current assets                                                    334,194     302,235
Property and equipment, net (Note 4)                                               66,965      66,100
Receivable from affiliates (Note 6)                                                 4,907       3,452
Goodwill, net of accumulated amortization of $5,682--2001 and $4,385--2000         36,551      37,847
Other intangible assets, net of accumulated amortization of $4,108--2001 and
     $3,170--2000                                                                   4,875       5,263
Security deposits                                                                     796         869
Other assets                                                                        1,345       1,504
                                                                                ----------------------
                                                                                 $449,633    $417,270
                                                                                ======================
Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                                            $ 99,646    $ 78,634
     Accrued payroll and benefits                                                  12,569      10,020
     Accrued liabilities                                                           15,082      11,891
     Current portion of long-term debt (Note 3)                                    10,245       6,067
                                                                                ----------------------
          Total current liabilities                                               137,542     106,612
Long-term debt (Note 3)                                                           236,929     271,480
Commitments and contingent liabilities (Notes 5, 6 and 7)
Stockholder's equity:
     Common stock  $0.01 par value; 1,000 shares authorized, 147.04 shares
           issued and outstanding                                                      --          --
     Additional paid-in capital                                                     3,779       3,779
     Retained earnings                                                             71,383      35,399
                                                                                ---------------------
          Total stockholder's equity                                               75,162      39,178
                                                                                ---------------------
                                                                                 $449,633    $417,270
                                                                                =====================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)

                                                      Year Ended December 31,
                                                2001            2000            1999
                                           ---------------------------------------------
Net sales                                   $ 1,381,530     $ 1,238,937     $ 1,197,509
Cost of sales                                 1,037,192         936,627         914,971
                                           ---------------------------------------------
Gross profit                                    344,338         302,310         282,538

Operating expenses                              280,647         262,719         244,627
Amortization of intangible assets                 1,611           1,601           1,686
Non-recurring charge (Note 10)                       --              --           7,030
                                           ---------------------------------------------
                                                282,258         264,320         253,343
                                           ---------------------------------------------
Operating income                                 62,080          37,990          29,195
Other income (expense):
     Interest income                                365             340             500
     Interest expense                           (19,344)        (25,033)        (22,913)
                                           ---------------------------------------------
                                                (18,979)        (24,693)        (22,413)
                                           ---------------------------------------------
Income before provision for income taxes
     and extraordinary item                      43,101          13,297           6,782
Provision for income taxes                          865             280             171
                                           ---------------------------------------------
Income before extraordinary item                 42,236          13,017           6,611
Extraordinary item (Note 3)                          --           1,043              --
                                           ---------------------------------------------
Net income                                  $    42,236     $    14,060     $     6,611
                                           =============================================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                  Common      Additional      Retained     Total Stock-
                                   Stock    Paid-in Capital   Earnings   holder's Equity
                                --------------------------------------------------------
Balance at December 31, 1998     $     --      $  1,863       $ 17,284      $ 19,147
Net income                             --            --          6,611         6,611
Contributions from stockholder         --         1,916             --         1,916
                                --------------------------------------------------------
Balance at December 31, 1999           --         3,779         23,895        27,674
Net income                             --            --         14,060        14,060
Distributions to stockholder           --            --         (2,556)       (2,556)
                                --------------------------------------------------------
Balance at December 31, 2000           --         3,779         35,399        39,178
Net income                             --            --         42,236        42,236
Distributions to stockholder           --            --         (6,252)       (6,252)
                                --------------------------------------------------------
Balance at December 31, 2001     $     --      $  3,779       $ 71,383      $ 75,162
                                ========================================================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Year Ended December 31,
                                                                            2001         2000         1999
                                                                         ------------------------------------
Operating activities
Net income                                                                $ 42,236     $ 14,060     $  6,611
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                           15,302       14,637       14,330
     Amortization                                                            1,611        1,601        1,686
     Amortization of deferred financing costs                                  623          360          670
     Provision for doubtful accounts                                         8,116        7,323       10,648
     Loss on disposal of property and equipment                                308        1,115          282
     Extraordinary item                                                         --       (1,043)          --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                              (30,909)      (5,009)      (5,202)
          Inventories                                                       (3,478)     (14,949)      (3,941)
          Prepaid expenses and other                                          (117)         811          930
          Security deposits                                                     73         (129)         252
          Other assets                                                         159          272         (728)
          Accounts payable                                                  21,012       (3,863)      (2,482)
          Accrued liabilities                                                5,646         (400)         215
                                                                         ------------------------------------
               Cash provided by operating activities                        60,582       14,786       23,271

Investing activities
Additions to property and equipment                                        (15,757)     (15,895)     (14,194)
Proceeds from disposal of property and equipment                               855        1,733        1,317
Acquisitions of businesses                                                  (5,494)      (2,495)      (1,042)
                                                                         ------------------------------------
               Cash used in investing activities                           (20,396)     (16,657)     (13,919)

Financing activities
Net borrowings (payments) under line of credit                             (15,300)      14,578       (5,348)
Proceeds from long-term debt                                                 1,388           --        5,000
Payments on long-term debt                                                 (17,461)     (11,727)     (10,355)
Net change in receivable from affiliates                                    (1,456)       1,868         (480)
(Distributions to) contributions from stockholder                           (6,252)      (2,556)       1,916
Deferred financing costs                                                        --           --          (50)
                                                                         ------------------------------------
               Cash provided by (used in) financing activities             (39,081)       2,163       (9,317)
                                                                         ------------------------------------
Net increase in cash                                                         1,105          292           35
               Cash at beginning of year                                     5,009        4,717        4,682
                                                                         ------------------------------------
               Cash at end of year                                        $  6,114     $  5,009     $  4,717
                                                                         ====================================

Supplemental disclosures of cash flow information are as follows:
     Cash paid for interest                                               $ 19,424     $ 24,744     $ 22,691
     Cash paid for income taxes                                                565          280          176

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

1. Nature of Business and Summary of Significant Accounting Policies

      Nature of Business

      The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC) and its wholly owned subsidiaries (collectively, the Company). All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

      The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 215, 200 and 200 distribution center locations at December 31, 2001, 2000 and 1999, respectively.

      Accounts Receivable

      The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer's ability and likelihood to pay based on management's review of the facts. A weighted average of these evaluations is applied to all smaller accounts greater than 90 days past due. For all other customers, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience.

      Inventories

      Inventories, which consist primarily of purchased roofing and siding products, are stated at the lower of cost (average cost basis) or market.

      Property and Equipment

      Property and equipment additions are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease if shorter. Estimated useful lives are as follows:

Buildings and improvements                   31 -39 years
Warehouse equipment                           5 - 15 years
Vehicles                                      2 - 5 years
Office furniture and equipment                3 - 7 years
Leasehold improvements                       Life of the lease, maximum 10 years

      Goodwill

      Goodwill is amortized over 25 to 35 years using the straight-line method. See "New Accounting Standards" for future changes.

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

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Nature of Business and Summary of Significant Accounting Policies (continued)

      Impairment of Long-Lived Assets

      Property and equipment, goodwill (see "New Accounting Standards" for future changes), other intangible assets, and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

      Revenue Recognition

      The Company recognizes revenue upon delivery of product and transfer of title to the customer, which typically occurs at the Company's distribution center locations.

      Late Payment Charges

      Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to operating expenses. Late payment charges were approximately $5,225,000, $4,112,000 and $3,861,000 in 2001, 2000
and 1999, respectively.

      Shipping and Handling Costs

      The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of earnings. Shipping and handling costs were approximately $66,021,000, $59,972,000 and $54,452,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

      Advertising Costs

      Advertising costs are expensed in the period incurred. Total advertising expense was approximately $4,869,000, $4,761,000, and $4,001,000 for 2001, 2000
and 1999, respectively.

      Income Taxes

      ABC and its subsidiaries have elected to be treated as Subchapter S Corporations for federal and state income tax purposes. As a result, the Company's stockholder includes the taxable income of ABC and its subsidiaries in his personal income tax returns. Accordingly, with the exception of the amounts described in the following paragraph, the accompanying consolidated financial statements include no provision or liability for income taxes.

      Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of approximately $865,000, $280,000 and $171,000 have been made for such income taxes for the years ended December 31, 2001, 2000 and 1999, respectively.

      Net income differs from the amount currently taxable to the Company's stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes, principally inventory costs capitalized, bad debts, depreciation and amortization.

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

      New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but, instead, will be reviewed annually for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS No. 142 is effective for the Company for its fiscal year beginning January 1, 2002. The Company is currently assessing the financial impact, if any, the impairment provisions of SFAS No. 142 will have on the consolidated financial statements. Management expects that the effect of ceasing amortization of goodwill will increase operating income by approximately $1,300,000 in 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. The Company will adopt SFAS No. 144 effective January 1, 2002, and it does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's results of operations, financial position or cash flows.


2. Business Acquisitions

      The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition.

2001 Acquisitions

      In October 2001, the Company formed two new wholly owned subsidiaries, Vande Hey Raleigh Roof Tile Manufacturing, Inc. and Vande Hey Roof Tile Installation, Inc. These companies acquired certain assets and assumed certain liabilities of a roof tile manufacturer and a related installation company for approximately $3,800,000, which includes a $1,000,000 note to the sellers.

      In December 2001, the Company purchased certain assets and assumed certain liabilities of Jim Houk Seamless Guttering and Supply, Inc., which was in the business of manufacturing and distributing gutter supplies and accessories in the Missouri, Oklahoma and Kansas markets, for approximately $2,600,000.

      The cost of each of these acquisitions approximated the fair value of the net assets acquired.

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

      Unaudited pro forma financial information for the acquisitions in 2001 and 2000 is not presented because these acquisitions did not have a material impact on the Company's results of operations.

1999 Acquisitions

      During 1999, the Company made three acquisitions, with an aggregate cost of approximately $1,000,000. The cost of the acquisitions approximated the fair value of the net assets acquired.

3. Long-Term Debt

      Long-term debt consists of the following:

                                                               December 31,
                                                           2001          2000
                                                        ------------------------
                                                              (in thousands)

Revolving line of credit                                 $157,213      $172,513
Senior Subordinated Notes                                  63,650        79,100
Equipment loans                                            20,166        20,078
Mortgage and other notes payable                            6,145         5,856
                                                        ------------------------
                                                          247,174       277,547
Less current maturities                                    10,245         6,067
                                                        ------------------------
                                                         $236,929      $271,480
                                                        ========================

      The Company has a financing agreement with a group of banks (Revolver) under which the Company may borrow, on a revolving credit basis, up to a maximum of $250,000,000, reduced by outstanding letters of credit. As amended March 21, 2002, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period. At December 31, 2001, the Company had $50,853,000 of availability under the Revolver. The average availability during 2001 was approximately $66,664,000 based on a percentage of eligible accounts receivable and inventories. Interest on the Revolver at December 31, 2001 was primarily based on LIBOR plus 1.25%. Under the amended terms of the Revolver, borrowings will bear interest, at the Company's option, at LIBOR plus 1.75% or at a base rate, as defined, plus 0.50%. The weighted average interest rate on all borrowings outstanding under the Revolver at December 31, 2001 and 2000 was 3.3% and 8.2%, respectively.

      The Company's 10 5/8% Senior Subordinated Notes are due in 2007. During 2001 and 1999, the Company repurchased and retired $15,450,000 and $9,350,000 of the Senior Subordinated Notes, respectively. The difference between par value of the Senior Subordinated Notes repurchased in 2001 and 1999 and the repurchase price, net of expenses and the applicable portion of the unamortized deferred financing fees written off, was not material. During 2000, the Company repurchased and retired $11,550,000 of the Senior Subordinated Notes. The purchase resulted in an extraordinary gain of $1,043,000 net of the write-off of the applicable portion of the unamortized deferred financing costs and other expenses. Funds used to repurchase the Senior Subordinated Notes were obtained primarily from borrowings under the Revolver.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long Term Debt (continued)

      The Revolver and Senior Subordinated Notes contain various covenants, including, among other things, provisions that place restrictions on ABC's ability to merge or sell its business, repurchase stock, or pay dividends. Additional provisions of the Revolver require the Company to maintain specific fixed charge coverage and leverage ratios, and also requires that the Company's stockholder continue to own at least 51% of the Company's common stock.

      In 2001, the Company refinanced its previous equipment loans with a $20,500,000 note, collateralized by specific equipment (delivery trucks, trailers, and forklifts). The note requires monthly principal payments of $342,000 plus interest through October 2005, with a final payment in November 2005. The note bears interest at 6.45%.

      The mortgage and other notes payable principally relate to ABC's corporate offices, and are due in monthly principal and interest installments of approximately $50,000 through April 2002, with a final maturity date of May 31, 2002. From February 2, 1999 through February 28, 2001, the mortgage note bore interest at 7.75%. On March 1, 2001 the mortgage note rate increased to 8.50%, and will remain at 8.50% through maturity.

      Substantially all of the Company's assets are collateral for the Company's indebtedness. Future maturities of long-term debt as of December 31, 2001, considering the renewal of the amended Revolver, are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
Year ending December 31,
         2002                                                        $ 10,245
         2003                                                           4,100
         2004                                                           4,100
         2005                                                         165,079
         2006                                                              --
         2007                                                          63,650
                                                                     ---------
                                                                     $247,174
                                                                     =========

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Property and Equipment

      Property and equipment consists of the following:

                                                               December 31,
                                                           2001           2000
                                                        ------------------------
                                                              (in thousands)

Land                                                     $  3,556      $  3,556
Buildings and improvements                                 13,598        13,329
Warehouse equipment                                        13,745        11,627
Vehicles                                                   79,430        72,845
Office furniture and equipment                             12,920        12,456
Leasehold improvements                                     17,876        16,106
                                                        -----------------------
                                                          141,125       129,919
Less accumulated depreciation                              74,160        63,819
                                                        -----------------------
                                                         $ 66,965      $ 66,100
                                                        =======================
5. Lease Commitments

      The Company conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2011. Generally, the leases provide that the Company pays all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require the Company to pay real estate taxes.

      As of December 31, 2001, the real estate for 110 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $12,532,000, $11,742,000, and $11,146,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Rent expense under all leases totaled $21,884,000, $20,516,000 and $20,743,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental payments required as of December 31, 2001, under all leases with initial or remaining terms of more than one year are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
Year ending December 31,
         2002                                                        $ 21,146
         2003                                                          17,698
         2004                                                          15,740
         2005                                                          13,902
         2006                                                          12,430
         Thereafter                                                    22,213
                                                                     --------
                                                                     $103,129
                                                                     ========

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Related-Party Transactions

      The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for the years ended December 31:

                                                    2001       2000       1999
                                                 -------------------------------
                                                          (in thousands)

Accounts receivable                               $    76    $    58    $    49
Security deposits                                     314        314        320
Sales                                                 211        120         76
Purchases                                             599        225        385
Rent expense                                       12,532     11,742     11,146
Interest income                                       329        300        467

      The noncurrent receivable from affiliates on the accompanying consolidated balance sheets primarily represents advances to an affiliate to purchase real estate to be used by the Company. Interest on the receivable from affiliates is charged at a rate comparable to the interest rate the Company pays on its Revolver.

      At December 31, 2001 and 2000, the Company had guaranteed debt of the stockholder in the amounts of approximately $1,602,000 and $1,742,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximately $5,064,000 at December 31, 2001 and $3,664,000 at December 31, 2000 with respect to debt of the stockholder and affiliates.

      An insurance captive, owned by the stockholder and his spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. The Company paid an insurance broker, also owned by the stockholder and his spouse, net of reimbursements, approximately $14,782,000, $12,832,000 and $11,762,000 in 2001, 2000 and 1999,
respectively, for claim liabilities, as determined by an independent actuarial service. The Company has a $5,000,000 letter of credit outstanding at December 31, 2001 and 2000 with respect to its potential exposure under certain coverages provided by the affiliated insurance captive.

7. Contingent Liabilities

      The Company is involved in various legal matters arising in the normal course of business. In the opinion of management the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

8. Employee Benefit Plan

      The Company sponsors a 401(k) plan covering substantially all employees. Contributions, which are at the discretion of the Company, approximated $527,000 in 2001 and $408,000 in 2000. No discretionary contributions were made in 1999.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Fair Value of Financial Instruments

      The carrying value of cash, accounts receivable, accounts payable and borrowings under the Revolver, equipment loans and mortgage note payable approximated fair value at December 31, 2001 and 2000. The value of the Senior Subordinated Notes, based on quoted market prices, is as follows:

                                             December 31,
                                           2001         2000
                                        ----------------------
                                            (in thousands)

                  Par value              $63,650      $79,100
                  Fair value              63,968       62,489

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

10. Non-Recurring Charge

      In connection with the purchase of certain distribution business assets of Viking Building Products, Inc. and Viking Aluminum Products, Inc. (VAP) in 1997, the Company entered into a five year supply agreement with VAP, regarding the sale to ABC of windows, awnings, doors and related products manufactured by VAP. The supply agreement specified minimum purchases of approximately $20,000,000 per year through May 2002 and damages for shortfalls. The Company did not meet the required minimum annual purchases for 1998. In December 1999, the Company and VAP reached a final settlement whereby the Company paid $6,550,000. The Company recorded a $7,030,000 non-recurring charge related to this settlement including legal and other expenses. As part of this settlement, VAP agreed to amend the supply agreement to substantially lower the minimum purchase requirements for 1999 and 2000 and to conclude the supply agreement on December 31, 2000. The Company exceeded both the revised 1999 purchase requirements of $8,000,000 and the 2000 purchase requirements of $10,000,000.


11. Summarized Financial Information about Guarantor Subsidiaries

      The following tables present consolidating financial information for 2001, 2000 and 1999 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2001
(in thousands)

                                                                Subsidiary
                                                    ABC         Guarantors     Eliminations   Consolidated
                                               -----------------------------------------------------------
Assets
Current assets:
     Cash                                        $   6,040       $     74       $      --       $  6,114
     Accounts receivable, less allowance
       for doubtful accounts                       166,746          8,337          (7,830)       167,253
     Inventories                                   158,067          2,183          (2,440)       157,810
     Intercompany advances                          (1,880)         1,880              --             --
     Prepaid expenses and other                      2,042            975              --          3,017
                                               -----------------------------------------------------------
          Total current assets                     331,015         13,449         (10,270)       334,194
Property and equipment, net                         65,318          1,647              --         66,965
Investment in subsidiaries                           4,186             --          (4,186)            --
Receivable from affiliates                           4,907             --              --          4,907
Goodwill, net of accumulated amortization           36,551             --              --         36,551
Other intangible assets, net of accumulated
  amortization                                       4,336            539              --          4,875
Security deposits                                      796             --              --            796
Other assets                                         1,310             35              --          1,345
                                               -----------------------------------------------------------
                                                 $ 448,419       $ 15,670       $ (14,456)      $449,633
                                               ===========================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                            $ 100,908       $  6,568       $  (7,830)      $ 99,646
     Accrued payroll and benefits                   12,161            408              --         12,569
     Accrued liabilities                            14,014          1,068              --         15,082
     Current portion of long-term debt               9,245          1,000              --         10,245
                                               -----------------------------------------------------------
          Total current liabilities                136,328          9,044          (7,830)       137,542
Long-term debt                                     236,929             --              --        236,929
Commitments and contingent liabilities
Stockholder's equity:
     Common stock                                       --             --              --             --
     Additional paid-in capital                      3,779              1              (1)         3,779
     Retained earnings                              71,383          6,625          (6,625)        71,383
                                               -----------------------------------------------------------
          Total stockholder's equity                75,162          6,626          (6,626)        75,162
                                               -----------------------------------------------------------
                                                 $ 448,419       $ 15,670       $ (14,456)      $449,633
                                               ===========================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2000
(in thousands)

                                                                Subsidiary
                                                     ABC        Guarantors    Eliminations    Consolidated
                                                ----------------------------------------------------------
Assets
Current assets:
     Cash                                        $   4,651       $    358       $      --       $  5,009
     Accounts receivable, less allowance
        for doubtful accounts                      142,516          7,060          (6,808)       142,768
     Inventories                                   152,588          1,331          (2,341)       151,578
     Intercompany advances                          (4,519)         4,519              --             --
     Prepaid expenses and other                      1,913            967              --          2,880
                                                ----------------------------------------------------------
          Total current assets                     297,149         14,235          (9,149)       302,235
Property and equipment, net                         65,718            382              --         66,100
Investment in subsidiaries                           4,782             --          (4,782)            --
Receivable from affiliates                           3,452             --              --          3,452
Goodwill, net of accumulated amortization           37,847             --              --         37,847
Other intangible assets, net of accumulated
  amortization                                       5,263             --              --          5,263
Security deposits                                      869             --              --            869
Other assets                                         1,472             32              --          1,504
                                                ----------------------------------------------------------
                                                 $ 416,552       $ 14,649       $ (13,931)      $417,270
                                                ==========================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                            $  79,114       $  6,328       $  (6,808)      $ 78,634
     Accrued payroll and benefits                    9,801            219              --         10,020
     Accrued liabilities                            10,912            979              --         11,891
     Current portion of long-term debt               6,067             --              --          6,067
                                                ----------------------------------------------------------
          Total current liabilities                105,894          7,526          (6,808)       106,612
Long-term debt                                     271,480             --              --        271,480
Commitments and contingent liabilities
Stockholder's equity:
     Common stock                                       --             --              --             --
     Additional paid-in capital                      3,779              1              (1)         3,779
     Retained earnings                              35,399          7,122          (7,122)        35,399
                                                ----------------------------------------------------------
          Total stockholder's equity                39,178          7,123          (7,123)        39,178
                                                ----------------------------------------------------------
                                                 $ 416,552       $ 14,649       $ (13,931)      $417,270
                                                ==========================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
for the Year Ended December 31, 2001
(in thousands)

                                                                Subsidiary
                                                   ABC          Guarantors     Eliminations    Consolidated
                                              --------------------------------------------------------------
Net sales                                      $ 1,377,645       $ 61,603       $ (57,718)      $ 1,381,530
Cost of sales                                    1,043,850         50,961         (57,619)        1,037,192
                                              --------------------------------------------------------------
Gross profit                                       333,795         10,642             (99)          344,338

Operating expenses                                 273,805          6,842              --           280,647
Amortization of intangible assets                    1,601             10              --             1,611
                                              --------------------------------------------------------------
                                                   275,406          6,852              --           282,258
                                              --------------------------------------------------------------
Operating income                                    58,389          3,790             (99)           62,080
Other income (expense):
     Interest income                                   365             --              --               365
     Interest expense                              (19,344)            --              --           (19,344)
                                              --------------------------------------------------------------
                                                   (18,979)            --              --           (18,979)
                                              --------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries           39,410          3,790             (99)           43,101
Provision for income taxes                             856              9              --               865
                                              --------------------------------------------------------------
                                                    38,554          3,781             (99)           42,236
Equity in earnings of subsidiaries                   3,682             --          (3,682)               --
                                              --------------------------------------------------------------
Net income                                     $    42,236       $  3,781       $  (3,781)      $    42,236
                                              ==============================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
for the Year Ended December 31, 2000
(in thousands)

                                                                 Subsidiary
                                                     ABC         Guarantors     Eliminations    Consolidated
                                               ---------------------------------------------------------------
Net sales                                       $ 1,236,118       $ 55,874       $ (53,055)      $ 1,238,937
Cost of sales                                       942,862         46,452         (52,687)          936,627
                                               ---------------------------------------------------------------
Gross profit                                        293,256          9,422            (368)          302,310

Operating expenses                                  256,334          6,385              --           262,719
Amortization of intangible assets                     1,601             --              --             1,601
                                               ---------------------------------------------------------------
                                                    257,935          6,385              --           264,320
                                               ---------------------------------------------------------------
Operating income                                     35,321          3,037            (368)           37,990
Other income (expense):
     Interest income                                    340             --              --               340
     Interest expense                               (25,033)            --              --           (25,033)
                                               ---------------------------------------------------------------
                                                    (24,693)            --              --           (24,693)
                                               ---------------------------------------------------------------
Income before provision for income taxes,
   equity in earnings of subsidiaries, and
   extraordinary item                                10,628          3,037            (368)           13,297
Provision for income taxes                              268             12              --               280
                                               ---------------------------------------------------------------
                                                     10,360          3,025            (368)           13,017
Equity in earnings of subsidiaries                    2,657             --          (2,657)               --
                                               ---------------------------------------------------------------
Income before extraordinary item                     13,017          3,025          (3,025)           13,017
Extraordinary item                                    1,043             --              --             1,043
                                               ---------------------------------------------------------------
Net income                                      $    14,060       $  3,025       $  (3,025)      $    14,060
                                               ===============================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
for the Year Ended December 31, 1999
(in thousands)

                                                                Subsidiary
                                                   ABC          Guarantors     Eliminations    Consolidated
                                              --------------------------------------------------------------
Net sales                                      $ 1,194,903       $ 49,036       $ (46,430)      $ 1,197,509
Cost of sales                                      920,421         40,893         (46,343)          914,971
                                              --------------------------------------------------------------
Gross profit                                       274,482          8,143             (87)          282,538

Operating expenses                                 238,665          5,962              --           244,627
Amortization of intangible assets                    1,686             --              --             1,686
Non-recurring charge                                 7,030             --              --             7,030
                                              --------------------------------------------------------------
                                                   247,381          5,962              --           253,343
                                              --------------------------------------------------------------
Operating income                                    27,101          2,181             (87)           29,195
Other income (expense):
     Interest income                                   634             --            (134)              500
     Interest expense                              (22,913)          (134)            134           (22,913)
                                              --------------------------------------------------------------
                                                   (22,279)          (134)             --           (22,413)
                                              --------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries            4,822          2,047             (87)            6,782
Provision for income taxes                             158             13              --               171
                                              --------------------------------------------------------------
                                                     4,664          2,034             (87)            6,611
Equity in earnings of subsidiaries                   1,947             --          (1,947)               --
                                              --------------------------------------------------------------
Net income                                     $     6,611       $  2,034       $  (2,034)      $     6,611
                                              ==============================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2001
(in thousands)

                                                                       Subsidiary
                                                             ABC       Guarantors    Eliminations   Consolidated
                                                        ---------------------------------------------------------
Operating activities
Net income                                                $ 42,236      $ 3,781        $(3,781)       $ 42,236
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                            15,045          257             --          15,302
    Amortization                                             1,601           10             --           1,611
    Amortization of deferred financing costs                   623           --             --             623
    Provision for doubtful accounts                          8,116           --             --           8,116
    Loss on disposal of property and equipment                 302            6             --             308
    Changes in operating assets and liabilities:
        Accounts receivable                                (31,661)        (269)         1,021         (30,909)
        Inventories                                         (3,807)         230             99          (3,478)
        Prepaid expenses and other                            (129)          12             --            (117)
        Security deposits                                       73           --             --              73
        Other assets                                        (2,476)       2,635             --             159
        Accounts payable                                    21,795          238         (1,021)         21,012
        Accrued liabilities                                  5,462          184             --           5,646
                                                        ---------------------------------------------------------
            Cash provided by operating activities           57,180        7,084         (3,682)         60,582

Investing activities
Additions to property and equipment                        (15,449)        (308)            --         (15,757)
Proceeds from disposal of property and
   equipment                                                   835           20             --             855
Acquisitions of businesses                                  (2,692)      (2,802)            --          (5,494)
Investment in subsidiaries                                  (3,682)          --          3,682              --
                                                        ---------------------------------------------------------
            Cash used in investing activities              (20,988)      (3,090)         3,682         (20,396)

Financing activities
Net payments under line of credit                          (15,300)          --             --         (15,300)
Proceeds from long-term debt                                 1,388           --             --           1,388
Payments on long-term debt                                 (17,461)          --             --         (17,461)
Net change in receivable from affiliates                    (1,456)          --             --          (1,456)
Distributions to stockholder                                (1,974)      (4,278)            --          (6,252)
                                                        ---------------------------------------------------------
            Cash used in financing activities              (34,803)      (4,278)            --         (39,031)
                                                        ---------------------------------------------------------
Net increase (decrease) in cash                              1,389         (284)            --           1,105
            Cash at beginning of year                        4,651          358             --           5,009
                                                        ---------------------------------------------------------
            Cash at end of year                           $  6,040      $    74        $    --        $  6,114
                                                        =========================================================

Supplemental disclosures of cash flow
  information are as follows:
        Cash paid for interest                            $ 19,424      $    --        $    --        $ 19,424
        Cash paid for income taxes                             556            9             --             565

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2000
(in thousands)

                                                                      Subsidiary
                                                             ABC      Guarantors    Eliminations   Consolidated
                                                        -------------------------------------------------------
Operating activities
Net income                                                $ 14,060      $ 3,025       $(3,025)       $ 14,060
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                            14,402          235            --          14,637
    Amortization                                             1,601           --            --           1,601
    Amortization of deferred financing costs                   360           --            --             360
    Provision for doubtful accounts                          7,323           --            --           7,323
    Loss on disposal of property and equipment               1,089           26            --           1,115
    Extraordinary item                                      (1,043)          --            --          (1,043)
    Changes in operating assets and liabilities:
        Accounts receivable                                 (4,983)          45           (71)         (5,009)
        Inventories                                        (15,500)         183           368         (14,949)
        Prepaid expenses and other                             547          264            --             811
        Security deposits                                     (129)          --            --            (129)
        Other assets                                         6,273       (4,454)       (1,547)            272
        Accounts payable                                    (6,307)       2,373            71          (3,863)
        Accrued liabilities                                   (647)         247            --            (400)
                                                        -------------------------------------------------------
            Cash provided by operating activities           17,046        1,944        (4,204)         14,786

Investing activities
Additions to property and equipment                        (15,752)        (143)           --         (15,895)
Proceeds from disposal of property and
  equipment                                                  1,698           35            --           1,733
Acquisitions of businesses                                  (2,495)          --            --          (2,495)
Investment in subsidiaries                                  (2,657)          --         2,657              --
                                                        -------------------------------------------------------
            Cash used in investing activities              (19,206)        (108)        2,657         (16,657)

Financing activities
Net borrowings (payments) under line of credit              14,578       (1,547)        1,547          14,578
Payments on long-term debt                                 (11,727)          --            --         (11,727)
Net change in receivable from affiliates                     1,868           --            --           1,868
Distributions to stockholder                                (2,556)          --            --          (2,556)
                                                        -------------------------------------------------------
            Cash provided by (used in) financing
              activities                                     2,163       (1,547)        1,547           2,163
                                                        -------------------------------------------------------
Net increase in cash                                             3          289            --             292
            Cash at beginning of year                        4,648           69            --           4,717
                                                        -------------------------------------------------------
            Cash at end of year                           $  4,651      $   358       $    --        $  5,009
                                                        =======================================================

Supplemental disclosures of cash flow
  information are as follows:
        Cash paid for interest                            $ 24,744      $    --       $    --        $ 24,744
        Cash paid for income taxes                             268           12            --             280

                           [INTENTIONALLY LEFT BLANK]

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 1999
(in thousands)

                                                                      Subsidiary
                                                             ABC      Guarantors    Eliminations   Consolidated
                                                        -------------------------------------------------------
Operating activities
Net income                                                $  6,611      $ 2,034       $(2,034)       $  6,611
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                            14,055          275            --          14,330
    Amortization                                             1,686           --            --           1,686
    Amortization of deferred financing costs                   670           --            --             670
    Provision for doubtful accounts                         10,637           11            --          10,648
    Loss on disposal of property and equipment                 247           35            --             282
    Changes in operating assets and liabilities:
        Accounts receivable                                 (5,256)      (3,230)        3,284          (5,202)
        Inventories                                         (4,347)         319            87          (3,941)
        Prepaid expenses and other                             816          114            --             930
        Security deposits                                      252           --            --             252
        Other assets                                          (928)          10           190            (728)
        Accounts payable                                       (17)         819        (3,284)         (2,482)
        Accrued liabilities                                    592         (377)           --             215
                                                        -------------------------------------------------------
            Cash provided by operating activities           25,018           10        (1,757)         23,271

Investing activities
Additions to property and equipment                        (13,862)        (332)           --         (14,194)
Proceeds from disposal of property and
   equipment                                                 1,282           35            --           1,317
Acquisitions of businesses                                  (1,042)          --            --          (1,042)
Investment in subsidiaries                                  (1,947)          --         1,947              --
                                                        -------------------------------------------------------
            Cash used in investing activities              (15,569)        (297)        1,947         (13,919)

Financing activities
Net borrowings (payments) under line of credit              (5,348)         190          (190)         (5,348)
Proceeds from long-term debt                                 5,000           --            --           5,000
Payments on long-term debt                                 (10,355)          --            --         (10,355)
Net change in receivable from affiliates                      (480)          --            --            (480)
Contributions from stockholder                               1,916           --            --           1,916
Deferred financing costs                                       (50)          --            --             (50)
                                                        -------------------------------------------------------
            Cash provided by (used in) financing
              activities                                    (9,317)         190          (190)         (9,317)
                                                        -------------------------------------------------------
Net increase (decrease) in cash                                132          (97)           --              35
            Cash at beginning of year                        4,516          166            --           4,682
                                                        -------------------------------------------------------
            Cash at end of year                           $  4,648      $    69       $    --        $  4,717
                                                        =======================================================

Supplemental disclosures of cash flow
  information are as follows:
        Cash paid for interest                            $ 22,691      $    --       $    --        $ 22,691

        Cash paid for income taxes                             176           --            --             176

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12. Quarterly Results of Operations (Unaudited)

                                         Year ended December 31, 2001
                              --------------------------------------------------
                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                              --------------------------------------------------
Net sales                      $247,483      $370,828     $409,262    $353,957
Gross profit                     59,553        89,324      101,522      93,939
Net income (loss)                (6,562)       12,145       20,573      16,080

                                         Year ended December 31, 2000
                              --------------------------------------------------
                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                              --------------------------------------------------
Net sales                      $242,244      $336,719     $362,203    $297,771
Gross profit                     58,404        81,683       86,928      75,295
Income (loss) before
   extraordinary item            (7,935)        6,409       10,495       4,048
Net income (loss)                (7,935)        6,409       11,538       4,048

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 29, 2002.

                                        AMERICAN BUILDERS & CONTRACTORS
                                        SUPPLY CO., INC.


                                        By: /s/ Kendra A. Story
                                            ----------------------------------
                                        Kendra A. Story
                                        Chief Financial Officer, Treasurer

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

3.6 By-laws of Amcraft [Incorporated by reference to exhibit 3.6 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

3.7 Certificate of Incorporation of VH Manufacturing Acquisition Co., Inc., By-laws of VH Manufacturing Acquisition Co., Inc. and Certificate of Amendment of Certificate of Incorporation of Vande Hey Raleigh Roof Tile Manufacturing, Inc.

3.8 Certificate of Incorporation of VH Contractor Acquisition Co., Inc., By-laws of VH Contractor Acquisition Co., Inc. Certificate of Amendment of Certificate of Incorporation of Vande Hey Roof Tile Installation, Inc.

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

10.19 Consent Agreement, dated June 26, 2001, among the Company, the Lenders, and Bank of America, National Association [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending June 30, 2001 (File No. 33-26991)]

10.20 Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto dated as of March 21, 2002.

21.1 Subsidiaries of the Company, Mule-Hide, Amcraft, Vande Hey Roof Tile Installation, Inc. and Vande Hey Raleigh Roof Tile Manufacturing, Inc.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                Balance at    Additions
                                                Beginning    Charged to    Deductions    Balance at
Description                                      of Year       Expense         (1)       End of Year
-----------                                     ----------------------------------------------------
Accounts Receivable--Allowance for doubtful
   accounts:
      2001                                        $6,075       $ 8,116       $ 6,596       $7,595
      2000                                         6,975         7,323         8,223        6,075
      1999                                         7,164        10,648        10,837        6,975

(1)   Consist of charge-offs, net of recoveries