Form 10-Q
period 2002-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2002-05-13
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 2002

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                                    Commission File No. 33-26991

                American Builders & Contractors Supply Co., Inc.
          -------------------------------------------------------------
             (Exact names of registrant as specified in is charter)

           Delaware                           5033                        39-1413708

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

Common Stock, $0.01 par value, 147.04 shares as of May 1, 2002

                                      Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
    Condensed consolidated balance sheets - March 31, 2002 and December 31, 2001 Condensed consolidated statements of operations and retained earnings -
     Three months ended March 31, 2002 and March 31, 2001
    Condensed consolidated statements of cash flows - Three months ended March
     31, 2002 and March 31, 2001
    Notes to condensed consolidated financial statements - March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                        March 31,        December 31,
        ASSETS                                            2002              2001
                                                      ---------------   -------------
        Current assets:
           Cash                                       $     3,193       $      6,114
           Accounts receivable                            159,688            167,253
           Inventories                                    222,350            157,810
           Prepaid expenses and other                       2,559              3,017
                                                      -----------       ------------
        Total current assets                              387,790            334,194

        Property and equipment, net                        67,825             66,965
        Receivable from affiliates                         12,672              4,907
        Goodwill                                           36,551             36,551
        Other intangible assets                             5,026              4,875
        Security deposits                                     940                796
        Other assets                                        1,270              1,345
                                                      -----------       ------------
                                                      $   512,074       $    449,633
                                                      ===========       ============

        LIABILITIES AND STOCKHOLDER'S EQUITY
        Current liabilities:
           Accounts payable                           $   184,361       $     99,646
           Accrued payroll and benefits                    13,938             12,569
           Accrued liabilities                             15,123             15,082
           Current portion of long-term debt               10,216             10,245
                                                      -----------       ------------
        Total current liabilities                         223,638            137,542

        Long-term debt                                    217,523            236,929
        Contingent liabilities (Note 2)
        Stockholder's equity:
           Common stock                                       ---                ---
           Additional paid-in capital                       3,779              3,779
           Retained earnings                               67,134             71,383
                                                      -----------       ------------
        Total stockholder's equity                         70,913             75,162
                                                      -----------       ------------
                                                      $   512,074       $    449,633
                                                      ===========       ============

See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations and
                         Retained Earnings (Unaudited)
                                 (in thousands)

                                                    Three months ended March 31,
                                                   -----------------------------
                                                        2002           2001
                                                   -----------------------------

        Net sales                                  $  266,362       $ 247,483
        Cost of sales                                 200,321         187,930
                                                   ----------       ---------
        Gross profit                                   66,041          59,553

        Operating expenses                             66,672          60,019
        Amortization of intangible assets                  92             400
                                                   ----------       ---------
                                                       66,764          60,419
                                                   ----------       ---------
        Operating loss                                   (723)           (866)

        Other income (expense):
           Interest income                                115             108
           Interest expense                            (3,427)         (5,674)
                                                   ----------       ---------
                                                       (3,312)         (5,566)
                                                   ----------       ---------
        Loss before provision for income taxes         (4,035)         (6,432)
        Provision for income taxes                        214             130
                                                   ----------       ---------
        Net loss                                       (4,249)         (6,562)

        Retained earnings at beginning of period       71,383          35,399
        Distributions to sole stockholder                   -            (852)
                                                   ----------       ---------
        Retained earnings at end of period         $   67,134       $  27,985
                                                   ==========       =========


See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                          Three months ended March 31,
                                                                      -------------------------------------
                                                                          2002                        2001
                                                                      -------------------------------------
        Operating activities
        Net loss                                                      $   (4,249)                $   (6,562)
        Adjustments to reconcile net loss to cash provided by
         operating activities:
          Depreciation                                                     3,609                      3,788
          Amortization                                                        92                        400
          Amortization of deferred financing costs                            69                         82
          Provision for doubtful accounts                                  1,487                      1,562
          Loss on disposal of property and equipment                          64                        105
          Changes in operating assets and liabilities, net of
          acquisitions
            Accounts receivable                                            7,787                     (7,706)
            Inventories                                                  (62,377)                   (37,418)
            Prepaid expenses and other                                       458                        348
            Other assets                                                    (261)                       (23)
            Accounts payable                                              84,687                     72,304
            Accrued liabilities                                            1,378                       (404)
                                                                      ----------                 ----------
        Cash provided by operating activities                             32,744                     26,476


        Investing activities
        Additions to property and equipment                               (3,820)                    (1,572)
        Proceeds from disposal of property and equipment                     145                        198
        Acquisitions of businesses                                        (4,478)                         -
                                                                      ----------                 ----------
        Cash used in investing activities                                 (8,153)                    (1,374)


        Financing activities
        Net payments under line of credit                                (18,402)                   (22,595)
        Payments on long-term debt                                        (1,032)                      (356)
        Change in net receivable from affiliates                          (7,765)                    (3,127)
        Distributions to sole stockholder                                      -                       (852)
        Payments of debt financing costs                                    (313)                         -
                                                                      ----------                 ----------
        Cash used in financing activities                                (27,512)                   (26,930)
                                                                      ----------                 ----------         -
        Net decrease in cash                                              (2,921)                    (1,828)
        Cash at beginning of period                                        6,114                      5,009
                                                                      ----------                 ----------
        Cash at end of period                                         $    3,193                 $    3,181
                                                                      ==========                 ==========

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Contingent Liabilities

     At March 31, 2002 and December 31, 2001, the Company had guaranteed debt of the stockholder in the amounts of $1,315,000 and $1,602,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $5,064,000 at March 31, 2002 and December 31, 2001, with respect to debt of the Company's stockholder and affiliates.

3.   Guarantor Subsidiaries

     The following tables present condensed consolidating financial information for the three months ended March 31, 2002 and 2001 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
March 31, 2002
(in thousands)                                                   Subsidiary
                                                       ABC       Guarantors       Eliminations      Consolidated
                                                   -------------------------------------------------------------
Assets
Current assets:
     Cash                                          $    3,047    $      146       $         -      $       3,193
     Accounts receivable                              159,182        10,093            (9,587)           159,688
     Inventories                                      222,534         2,391            (2,575)           222,350
     Intercompany advances                             (1,836)        1,836                 -                  -
     Prepaid expenses and other                         1,579           980                 -              2,559
                                                   -------------------------------------------------------------
          Total current assets                        384,506        15,446           (12,162)           387,790
Property and equipment, net                            66,156         1,669                 -             67,825
Investment in subsidiaries                              4,314             -            (4,314)                 -
Receivable from affiliates                             12,672             -                 -             12,672
Goodwill                                               36,551             -                 -             36,551
Other intangible assets                                 4,503           523                 -              5,026
Security deposits                                         940             -                                  940
Other assets                                              996           274                 -              1,270
                                                   -------------------------------------------------------------
                                                   $  510,638    $   17,912       $   (16,476)     $     512,074
                                                   =============================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                              $  185,459    $    8,489       $    (9,587)     $     184,361
     Accrued payroll and benefits                      13,498           440                 -             13,938
     Accrued liabilities                               14,029         1,094                 -             15,123
     Current portion of long-term debt                  9,216         1,000                 -             10,216
                                                   -------------------------------------------------------------
          Total current liabilities                   222,202        11,023            (9,587)           223,638
Long-term debt                                        217,523             -                 -            217,523
Contingent liabilities
Stockholder's equity:
        Common stock                                        -             -                 -                  -
        Additional paid-in capital                      3,779             1                (1)             3,779
        Retained earnings                              67,134         6,888            (6,888)            67,134
                                                   -------------------------------------------------------------
          Total stockholder's equity                   70,913         6,889            (6,889)            70,913
                                                   -------------------------------------------------------------
                                                   $  510,638    $   17,912       $   (16,476)     $     512,074
                                                   =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
December 31, 2001
(in thousands)                                             Subsidiary
                                                 ABC       Guarantors      Eliminations      Consolidated
                                             -------------------------------------------------------------
Assets
Current assets:
    Cash                                     $    6,040    $      74          $       -         $    6,114
    Accounts receivable                         166,746        8,337             (7,830)           167,253
    Inventories                                 158,067        2,183             (2,440)           157,810
    Intercompany advances                        (1,880)       1,880                  -                  -
    Prepaid expenses and other                    2,042          975                  -              3,017
                                             -------------------------------------------------------------
          Total current assets                  331,015       13,449            (10,270)           334,194
Property and equipment, net                      65,318        1,647                  -             66,965
Investment in subsidiaries                        4,186            -             (4,186)                 -
Receivable from affiliates                        4,907            -                  -              4,907
Goodwill                                         36,551            -                  -             36,551
Other intangible assets                           4,336          539                  -              4,875
Security deposits                                   796            -                  -                796
Other assets                                      1,310           35                  -              1,345
                                             -------------------------------------------------------------
                                             $  448,419    $  15,670          $ (14,456)        $  449,633
                                             =============================================================

Liabilities and stockholder's equity
Current liabilities:
    Accounts payable                         $  100,908    $   6,568          $  (7,830)        $   99,646
    Accrued payroll and benefits                 12,161          408                  -             12,569
    Accrued liabilities                          14,014        1,068                  -             15,082
    Current portion of long-term debt             9,245        1,000                  -             10,245
                                             -------------------------------------------------------------
          Total current liabilities             136,328        9,044             (7,830)           137,542
Long-term debt                                  236,929            -                  -            236,929
Contingent liabilities
Stockholder's equity:
    Common stock                                      -            -                  -                  -
    Additional paid-in capital                    3,779            1                 (1)             3,779
    Retained earnings                            71,383        6,625             (6,625)            71,383
                                             -------------------------------------------------------------
          Total stockholder's equity             75,162        6,626             (6,626)            75,162
                                             -------------------------------------------------------------
                                             $  448,419    $  15,670          $ (14,456)        $  449,633
                                             =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2002
(in thousands)
                                                                   Subsidiary
                                                      ABC          Guarantors       Eliminations    Consolidated
                                                    -------------------------------------------------------------
Net sales                                           $  264,774       $   15,168     $  (13,580)        $  266,362
Cost of sales                                          201,026           12,740        (13,445)           200,321
                                                    -------------------------------------------------------------
Gross profit                                            63,748            2,428           (135)            66,041

Operating expenses                                      64,547            2,125              -             66,672
Amortization of intangible assets                           76               16              -                 92
                                                    -------------------------------------------------------------
                                                        64,623            2,141              -             66,764
                                                    -------------------------------------------------------------
Operating income (loss)                                   (875)             287           (135)              (723)
Other income (expense):
     Interest income                                       115                -              -                115
     Interest expense                                   (3,404)             (23)             -             (3,427)
                                                    -------------------------------------------------------------
                                                        (3,289)             (23)             -             (3,312)
                                                    -------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of subsidiaries         (4,164)             264           (135)            (4,035)
Provision for income taxes                                 214                -              -                214
                                                    -------------------------------------------------------------
                                                        (4,378)             264           (135)            (4,249)
Equity in earnings of subsidiaries                         129                -           (129)                 -
                                                    -------------------------------------------------------------
Net income (loss)                                   $   (4,249)      $      264     $     (264)        $   (4,249)
                                                    =============================================================


        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2001
(in thousands)

                                                                           Subsidiary
                                                               ABC         Guarantors     Eliminations       Consolidated
                                                         ----------------------------------------------------------------
Net sales                                                  $  246,797      $    13,108    $   (12,422)       $   247,483
Cost of sales                                                 189,404           10,836        (12,310)           187,930
                                                         ---------------------------------------------------------------
Gross profit                                                   57,393            2,272           (112)            59,553

Operating expenses                                             58,494            1,525              -             60,019
Amortization of intangible assets                                 400                -              -                400
                                                         ---------------------------------------------------------------
                                                               58,894            1,525              -             60,419
                                                         ---------------------------------------------------------------
Operating income (loss)                                        (1,501)             747           (112)              (866)
Other income (expense):
     Interest income                                              108                -              -                108
     Interest expense                                          (5,674)               -              -             (5,674)
                                                         ---------------------------------------------------------------
                                                               (5,566)               -              -             (5,566)
                                                         ---------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of subsidiaries                (7,067)             747           (112)            (6,432)
Provision for income taxes                                        131               (1)             -                130
                                                         ---------------------------------------------------------------
                                                               (7,198)             748           (112)            (6,562)
Equity in earnings of subsidiaries                                636                -           (636)                 -
                                                         ---------------------------------------------------------------
Net income (loss)                                          $   (6,562)     $       748    $      (748)       $    (6,562)
                                                         ===============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2002
(in thousands)

                                                                          Subsidiary
                                                                ABC       Guarantors    Eliminations     Consolidated
                                                          -------------------------------------------------------------
Operating activities
Net income (loss)                                         $    (4,249)    $      264    $      (264)      $   (4,249)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation                                                3,501            108              -            3,609
    Amortization                                                   76             16              -               92
    Amortization of deferred financing costs                       69              -              -               69
    Provision for doubtful accounts                             1,487              -              -            1,487
    Loss on disposal of property and equipment                     63              1              -               64
    Change in operating assets and liabilities:
        Accounts receivable                                     7,559         (1,529)         1,757            7,787
        Inventories                                           (62,305)          (207)           135          (62,377)
        Prepaid expenses and other                                463             (5)             -              458
        Other assets                                              133           (394)             -             (261)
        Accounts payable                                       84,551          1,893         (1,757)          84,687
        Accrued liabilities                                     1,321             57              -            1,378
                                                          ----------------------------------------------------------
            Cash provided by operating activities              32,669            204           (129)          32,744

Investing activities
Additions to property and equipment                            (3,674)          (146)             -           (3,820)
Proceeds from disposal of property and equipment                  131             14              -              145
Acquisitions of businesses                                     (4,478)             -              -           (4,478)
Investment in subsidiaries                                       (129)             -            129                -
                                                          ----------------------------------------------------------
            Cash used in investing activities                  (8,150)          (132)           129           (8,153)

Financing activities
Net payments under line of credit                             (18,402)             -              -          (18,402)
Payments on long-term debt                                     (1,032)             -              -           (1,032)
Change in net receivable from affiliates                       (7,765)             -              -           (7,765)
Payments of debt financing costs                                 (313)             -              -             (313)
                                                          ----------------------------------------------------------
            Cash used in financing activities                 (27,512)             -              -          (27,512)
                                                          ----------------------------------------------------------
Net increase (decrease) in cash                                (2,993)            72              -           (2,921)
            Cash at beginning of period                         6,040             74              -            6,114
                                                          ----------------------------------------------------------
            Cash at end of period                         $     3,047     $      146    $         -       $    3,193
                                                          ==========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

 3.  Guarantor Subsidiaries (continued)


Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2001
(in thousands)                                                               Subsidiary
                                                                  ABC        Guarantors   Eliminations     Consolidated
                                                            -----------------------------------------------------------
Operating activities
Net income (loss)                                           $    (6,562)   $       748    $      (748)     $    (6,562)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation                                                  3,734             54              -            3,788
    Amortization                                                    400              -              -              400
    Amortization of deferred financing costs                         82              -              -               82
    Provision for doubtful accounts                               1,559              3              -            1,562
    Loss on disposal of property and equipment                      104              1              -              105
    Change in operating assets and liabilities:
        Accounts receivable                                      (7,575)        (2,137)         2,006           (7,706)
        Inventories                                             (37,668)           138            112          (37,418)
        Prepaid expenses and other                                  314             34              -              348
        Other assets                                             (2,755)         2,732              -              (23)
        Accounts payable                                         72,790          1,520         (2,006)          72,304
        Accrued liabilities                                        (286)          (118)             -             (404)
                                                            ----------------------------------------------------------
            Cash provided by operating activities                24,137          2,975           (636)          26,476

Investing activities
Additions to property and equipment                              (1,515)           (57)             -           (1,572)
Proceeds from disposal of property and equipment                    198              -              -              198
Investment in subsidiaries                                         (636)             -            636                -
                                                            ----------------------------------------------------------
            Cash used in investing activities                    (1,953)           (57)           636           (1,374)

Financing activities
Net payments under line of credit                               (22,595)             -              -          (22,595)
Payments on long-term debt                                         (356)             -              -             (356)
Change in net receivable from affiliates                         (3,127)             -              -           (3,127)
Distributions to parent                                           3,194         (3,194)             -                -
Distributions to stockholder                                       (852)             -              -             (852)
                                                            ----------------------------------------------------------
            Cash used in financing activities                   (23,736)        (3,194)             -          (26,930)
                                                            ----------------------------------------------------------
Net decrease in cash                                             (1,552)          (276)             -           (1,828)
            Cash at beginning of period                           4,651            358              -            5,009
                                                            ----------------------------------------------------------
            Cash at end of period                           $     3,099    $        82    $         -      $     3,181
                                                            ==========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

4.  Comprehensive Income (Loss)

    The Company's comprehensive income (loss) for the three months ended March 31, 2002 and 2001, as required to be reported by Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 130, was identical to the actual income (loss) reported for those periods.

5.  Goodwill and Other Intangible Assets

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had these provisions been adopted effective January 1, 2001, the proforma net loss would have been $6,238,000 for the three months ended March 31, 2001.

    In connection with the adoption of SFAS No. 142, the Company completed the first steps of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, no impairment charge is necessary.

    The gross carrying value and accumulated amortization by major class of intangible, as of December 31, 2001, is as follows:

                                               Gross
                                              Carrying      Accumulated
                                               Amount       Amortization
                                              --------     --------------
                                                  (in thousands)
             Non-compete agreements           $  4,650       $  1,410
             Deferred financing costs            3,933          2,694
             Other                                 400              4
                                              --------       --------
                                              $  8,983       $  4,108
                                              ========       ========

    The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized for each of the next five years ending December 31, is as follows:

                           2002            $ 682,000
                           2003              695,000
                           2004              695,000
                           2005              639,000
                           2006              558,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 226 distribution centers located in 44 states as of March 31, 2002. Since January 1, 2002, the Company has completed two acquisitions with 11 locations net of consolidations, and opened one distribution center and closed one other distribution center.

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

Special Note Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the anticipated benefits from its comprehensive evaluation of new operating and administrative processes;
(iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 2002 and 2001:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      2002           2001
                                                  ----------------------------
         Income statement data:
         Net sales                                     100.0%          100.0%
         Cost of sales                                  75.2            75.9
                                                  ----------      ----------
         Gross profit                                   24.8            24.1

         Operating expenses                             25.1            24.2
         Amortization of intangible assets               0.0             0.2
                                                  ----------      ----------
         Total operating expenses                       25.1            24.4
                                                  ----------      ----------
         Operating loss                                 (0.3)%          (0.3)%
                                                  ==========      ==========

Comparison of the Three-Month Period Ended March 31, 2002 to the Three-Month Period Ended March 31, 2001

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended March 31, 2002 increased by 7.6% to $266.4 million from $247.5 million for the three months ended March 31, 2001. Comparable distribution centers sales growth was 5.1%. Increases in comparable distribution center sales are due primarily to increases in volume.

     Gross profit for the three months ended March 31, 2002 increased by 10.9%, to $66.0 million from $59.6 million for the three months ended March 31, 2001, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, was 24.8% in 2002, as compared to 24.1% for three months ended March 31, 2001. Gross profit, as a percentage of net sales, increased primarily due to a higher percentage of distribution center warehouse sales versus "direct" sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit margins.

     Operating expenses increased by $6.7 million to $66.7 million from $60.0 million for the three months ended March 31, 2002 and 2001, respectively. As a percent of net sales, operating expenses for the three months ended March 31, increased to 25.1% in 2002 from 24.2% in 2001. The increase in operating expenses is primarily due to the higher percentage of distribution center warehouse sales, which require greater operating expenses.

     Operating loss for the three months ended March 31, 2002 decreased by $0.2 million to a loss of $0.7 million from a $0.9 million loss for the same period in 2001 as a result of the factors discussed above.

     Interest expense for the three months ended March 31, 2002 decreased by $2.3 million or 39.6% to $3.4 million from $5.7 million for the three months ended March 31, 2001. The decrease is primarily due to decreased rates on the Company's LIBOR and prime rate borrowings, as well as a reduction in the Company's borrowing levels.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $32.7 million and $26.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase was due primarily to an increase in the Company's accounts payable and a reduction in accounts receivable, offset by an increase in inventories.

     Cash Flows from Investing Activities. Net cash used in investing activities increased to $8.2 million from $1.4 million for the three months ended March 31, 2002 and 2001, respectively, due to acquisitions of businesses as well as increased additions to property and equipment.

     Cash Flows from Financing Activities. Net cash used in financing activities was $27.5 million and $26.9 million for the three months ended March 31, 2002 and 2001, respectively, due to an increase in the receivable from affiliates, offset by a reduction in the net payments made under the line of credit.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        American Builders & Contractors Supply
                                                         Co., Inc.


     May 13, 2002                       /s/ Kendra A. Story
---------------------------             -----------------------------------
     Date:                                  Kendra A. Story
                                            Chief Financial Officer and Director