Form 10-Q
period 2002-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2002-08-12
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission File No. 33-26991

                American Builders & Contractors Supply Co., Inc.
     -----------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes[_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 147.04 shares as of August 1, 2002

                                      Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - June 30, 2002 and December 31, 2001 Condensed consolidated statements of income and retained earnings - Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001
     Condensed consolidated statements of cash flows - Six months ended June 30, 2002 and 2001

     Notes to condensed consolidated financial statements - June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                                             June 30,             December 31,
        ASSETS                                                                 2002                   2001
                                                                           -----------            ------------
        Current assets:
           Cash                                                              $   3,143              $    6,114
           Accounts receivable                                                 201,363                 167,253
           Inventories                                                         226,650                 157,810
           Prepaid expenses and other                                            2,905                   3,017
                                                                           -----------            ------------
        Total current assets                                                   434,061                 334,194

        Property and equipment, net                                             77,832                  66,965
        Net receivable from affiliates                                          11,928                   4,907
        Goodwill                                                                36,551                  36,551
        Other intangible assets                                                  4,849                   4,875
        Security deposits                                                          869                     796
        Other assets                                                             1,525                   1,345
                                                                           -----------            ------------
                                                                             $ 567,615              $  449,633
                                                                           ===========            ============
        LIABILITIES AND STOCKHOLDER'S EQUITY
        Current liabilities:
           Accounts payable                                                  $ 191,044              $   99,646
           Accrued payroll and benefits                                         10,810                  12,569
           Accrued liabilities                                                  18,313                  15,082
           Current portion of long-term debt                                     5,507                  10,245
                                                                           -----------            ------------
        Total current liabilities                                              225,674                 137,542

        Long-term debt                                                         265,283                 236,929
        Contingent liabilities (Note 2)
        Stockholder's equity:
           Common stock                                                            ---                     ---
           Additional paid-in capital                                            3,779                   3,779
           Retained earnings                                                    72,879                  71,383
                                                                           -----------            ------------
        Total stockholder's equity                                              76,658                  75,162
                                                                           -----------            ------------
                                                                             $ 567,615              $  449,633
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

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Income and Retained Earnings (Unaudited)
                                 (in thousands)

                                                       Three months ended June 30,           Six months ended June 30,
                                                      ----------------------------          ----------------------------
                                                         2002              2001                2002             2001
                                                      -----------      -----------          -----------      -----------
Net sales                                               $ 390,312        $ 370,828            $ 656,675        $ 618,311
Cost of sales                                             292,102          281,504              492,424          469,434
                                                      -----------      ------------         -----------      -----------
Gross profit                                               98,210           89,324              164,251          148,877

Operating expenses                                         81,995           71,849              148,667          131,868
Amortization of intangible assets                              92              400                  184              800
                                                      -----------      ------------         -----------      -----------
                                                           82,087           72,249              148,851          132,668
                                                      -----------      ------------         -----------      -----------
Operating income                                           16,123           17,075               15,400           16,209

Other income (expense):
   Interest income                                            164              117                  279              226
   Interest expense                                        (3,588)          (4,996)              (7,015)         (10,671)
                                                      -----------      -----------          -----------      -----------
                                                           (3,424)          (4,879)              (6,736)         (10,445)
                                                      -----------      -----------          -----------      -----------
Income before provision for income taxes                   12,699           12,196                8,664            5,764
Provision for income taxes                                    154               51                  368              181
                                                      -----------      -----------          -----------      -----------
Net income                                                 12,545           12,145                8,296            5,583

Retained earnings at beginning of period                   67,134           27,985               71,383           35,399
Distributions to sole stockholder                          (6,800)          (3,600)              (6,800)          (4,452)
                                                      -----------      -----------          -----------      -----------
Retained earnings at end of period                      $  72,879        $  36,530            $  72,879        $  36,530
                                                      ===========      ===========          ===========      ===========

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                Six months ended June 30,
                                                                             ------------------------------
                                                                                2002                2001
                                                                             ---------           ----------
        Operating activities
        Net income                                                           $   8,296           $    5,583
        Adjustments to reconcile net income to cash provided
           by operating activities:
              Depreciation                                                       7,434                7,387
              Amortization                                                         184                  800
              Amortization of deferred financing costs                             154                  163
              Provision for doubtful accounts                                    4,585                4,024
              Loss on disposal of property and equipment                           128                  160
              Changes in operating assets and liabilities, net of
              acquisitions:
                  Accounts receivable                                          (36,469)             (55,298)
                  Inventories                                                  (66,102)             (47,130)
                  Prepaid expenses and other                                       112                    3
                  Other assets                                                    (245)                  15
                  Accounts payable                                              91,398              108,314
                  Accrued liabilities                                            1,441                1,372
                                                                             ---------           ----------
        Cash provided by operating activities                                   10,916               25,393

        Investing activities
        Additions to property and equipment                                    (13,859)              (9,029)
        Proceeds from disposal of property and equipment                           331                  418
        Acquisitions of businesses                                              (5,892)                 ---
                                                                             ---------           ----------
        Cash used in investing activities                                      (19,420)              (8,611)

        Financing activities
        Net borrowings (payments) under line of credit                          21,778              (10,774)
        Payments on long-term debt                                              (2,111)              (1,296)
        Change in net receivable from affiliates                                (7,021)              (2,122)
        Distributions to stockholder                                            (6,800)              (4,452)
        Payments of debt financing costs                                          (313)                 ---
                                                                             ---------           ----------
        Cash provided by (used in) financing activities                          5,533              (18,644)
                                                                             ---------           ----------

        Net decrease in cash                                                    (2,971)              (1,862)
        Cash at beginning of period                                              6,114                5,009
                                                                             ---------           ----------
        Cash at end of period                                                $   3,143           $    3,147
                                                                             =========           ==========

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Contingent Liabilities

     At June 30, 2002 and December 31, 2001, the Company had guaranteed debt of the stockholder in the amounts of $1,298,000 and $1,602,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $5,064,000 at June 30, 2002 and December 31, 2001, with respect to debt of the Company's stockholder and affiliates.

3.   Guarantor Subsidiaries

     The following tables present condensed consolidating financial information for the three months and six months ended June 30, 2002 and 2001 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
June 30, 2002
(in thousands)                                                      Subsidiary
                                                        ABC         Guarantors       Eliminations      Consolidated
                                                    -------------------------------------------------------------------
Assets
Current assets:
     Cash                                              $   3,222    $     (79)       $       -         $   3,143
     Accounts receivable                                 198,175       15,742          (12,554)          201,363
     Inventories                                         227,025        2,479           (2,854)          226,650
     Intercompany advances                                   363         (363)               -                 -
     Prepaid expenses and other                            1,728        1,177                -             2,905
                                                       ---------------------------------------------------------
          Total current assets                           430,513       18,956          (15,408)          434,061
Property and equipment, net                               71,573        6,259                -            77,832
Investment in subsidiaries                                 3,956            -           (3,956)                -
Receivable from affiliates                                11,928            -                -            11,928
Goodwill                                                  36,551            -                -            36,551
Other intangible assets                                    4,342          507                -             4,849
Security deposits                                          1,372         (503)               -               869
Other assets                                               1,239          286                -             1,525
                                                       ---------------------------------------------------------
                                                       $ 561,474    $  25,505        $ (19,364)        $ 567,615
                                                       =========================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                  $ 192,203    $  11,395        $ (12,554)        $ 191,044
     Accrued payroll and benefits                         10,271          539                -            10,810
     Accrued liabilities                                  16,460        1,853                -            18,313
     Current portion of long-term debt                     4,257        1,250                -             5,507
                                                       ---------------------------------------------------------
          Total current liabilities                      223,191       15,037          (12,554)          225,674
Long-term debt                                           261,625        3,658                -           265,283
Contingent liabilities
Stockholder's equity:
        Common stock                                           -            -                -                 -
        Additional paid-in capital                         3,779            1               (1)            3,779
        Retained earnings                                 72,879        6,809           (6,809)           72,879
                                                       ---------------------------------------------------------
          Total stockholder's equity                      76,658        6,810           (6,810)           76,658
                                                       ---------------------------------------------------------
                                                       $ 561,474    $  25,505        $ (19,364)        $ 567,615
                                                       =========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
December 31, 2001
(in thousands)                                                       Subsidiary
                                                         ABC         Guarantors     Eliminations      Consolidated
                                                     --------------------------------------------------------------
Assets
Current assets:
     Cash                                             $   6,040      $      74      $       -         $   6,114
     Accounts receivable                                166,746          8,337         (7,830)          167,253
     Inventories                                        158,067          2,183         (2,440)          157,810
     Intercompany advances                               (1,880)         1,880              -                 -
     Prepaid expenses and other                           2,042            975              -             3,017
                                                      ---------------------------------------------------------
          Total current assets                          331,015         13,449        (10,270)          334,194
Property and equipment, net                              65,318          1,647              -            66,965
Investment in subsidiaries                                4,186              -         (4,186)                -
Receivable from affiliates                                4,907              -              -             4,907
Goodwill                                                 36,551              -              -            36,551
Other intangible assets                                   4,336            539              -             4,875
Security deposits                                           796              -              -               796
Other assets                                              1,310             35              -             1,345
                                                      ---------------------------------------------------------
                                                      $ 448,419      $  15,670      $ (14,456)        $ 449,633
                                                      =========================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                 $ 100,908      $   6,568      $  (7,830)        $  99,646
     Accrued payroll and benefits                        12,161            408              -            12,569
     Accrued liabilities                                 14,014          1,068              -            15,082
     Current portion of long-term debt                    9,245          1,000              -            10,245
                                                      ---------------------------------------------------------
          Total current liabilities                     136,328          9,044         (7,830)          137,542
Long-term debt                                          236,929              -              -           236,929
Commitments and contingent liabilities
Stockholder's equity:
      Common stock                                            -              -              -                 -
      Additional paid-in capital                          3,779              1             (1)            3,779
      Retained earnings                                  71,383          6,625         (6,625)           71,383
                                                      ---------------------------------------------------------
          Total stockholder's equity                     75,162          6,626         (6,626)           75,162
                                                      ---------------------------------------------------------
                                                      $ 448,419      $  15,670      $ (14,456)        $ 449,633
                                                      =========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Three Months ended June 30, 2002
(in thousands)                                                            Subsidiary
                                                             ABC          Guarantors    Eliminations        Consolidated
                                                    ---------------------------------------------------------------------
Net sales                                                $  384,578       $   24,582    $   (18,848)        $  390,312
Cost of sales                                               289,869           20,732        (18,499)           292,102
                                                    ---------------------------------------------------------------------
Gross profit                                                 94,709            3,850           (349)            98,210

Operating expenses                                           79,317            2,748            (70)            81,995
Amortization of intangible assets                                76               16              -                 92
                                                    ---------------------------------------------------------------------
                                                             79,393            2,764            (70)            82,087
                                                    ---------------------------------------------------------------------
Operating income                                             15,316            1,086           (279)            16,123
Other income (expense):
     Interest income                                            164                -              -                164
     Interest expense                                        (3,547)             (41)             -             (3,588)
                                                    ---------------------------------------------------------------------
                                                             (3,383)             (41)             -             (3,424)
                                                    ---------------------------------------------------------------------
Income before provision for income
   taxes and equity in earnings of subsidiaries              11,933            1,045           (279)            12,699
Provision for income taxes                                      153                1              -                154
                                                    ---------------------------------------------------------------------
                                                             11,780            1,044           (279)            12,545
Equity in earnings of subsidiaries                              765                -           (765)                 -
                                                    ---------------------------------------------------------------------
Net income                                               $   12,545       $    1,044    $    (1,044)        $   12,545
                                                    =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Three Months ended June 30, 2001
(in thousands)                                                             Subsidiary
                                                              ABC          Guarantors    Eliminations        Consolidated
                                                     ---------------------------------------------------------------------
Net sales                                                 $  369,850       $   17,661    $   (16,683)        $  370,828
Cost of sales                                                283,126           14,569        (16,191)           281,504
                                                     ---------------------------------------------------------------------
Gross profit                                                  86,724            3,092           (492)            89,324

Operating expenses                                            70,093            1,756              -             71,849
Amortization of intangible assets                                400                -              -                400
                                                     ---------------------------------------------------------------------
                                                              70,493            1,756              -             72,249
                                                     ---------------------------------------------------------------------
Operating income                                              16,231            1,336           (492)            17,075
Other income (expense):
     Interest income                                             117                -              -                117
     Interest expense                                         (4,996)               -              -             (4,996)
                                                     ---------------------------------------------------------------------
                                                              (4,879)               -              -             (4,879)
                                                     ---------------------------------------------------------------------
Income before provision for income
   taxes and equity in earnings of subsidiaries               11,352            1,336           (492)            12,196
Provision for income taxes                                        46                5              -                 51
                                                     ---------------------------------------------------------------------
                                                              11,306            1,331           (492)            12,145
Equity in earnings of subsidiaries                               839                -           (839)                 -
                                                     ---------------------------------------------------------------------
Net income                                                $   12,145       $    1,331    $    (1,331)        $   12,145
                                                     =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Six Months ended June 30, 2002
(in thousands)                                                       Subsidiary
                                                        ABC          Guarantors    Eliminations        Consolidated
                                               ---------------------------------------------------------------------
Net sales                                          $   649,352       $   39,750    $   (32,427)        $  656,675
Cost of sales                                          490,895           33,472        (31,943)           492,424
                                               ---------------------------------------------------------------------
Gross profit                                           158,457            6,278           (484)           164,251

Operating expenses                                     143,864            4,873            (70)           148,667
Amortization of intangible assets                          152               32              -                184
                                               ---------------------------------------------------------------------
                                                       144,016            4,905            (70)           148,851
                                               ---------------------------------------------------------------------
Operating income                                        14,441            1,373           (414)            15,400
Other income (expense):
     Interest income                                       279                -              -                279
     Interest expense                                   (6,951)             (64)             -             (7,015)
                                               ---------------------------------------------------------------------
                                                        (6,672)             (64)             -             (6,736)
                                               ---------------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries                7,769            1,309           (414)             8,664
Provision for income taxes                                 367                1              -                368
                                               ---------------------------------------------------------------------
                                                         7,402            1,308           (414)             8,296
Equity in earnings of subsidiaries                         894                -           (894)                 -
                                               ---------------------------------------------------------------------
Net income                                         $     8,296       $    1,308    $    (1,308)        $    8,296
                                               =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Six Months ended June 30, 2001
(in thousands)                                                       Subsidiary
                                                        ABC          Guarantors    Eliminations        Consolidated
                                               ---------------------------------------------------------------------
Net sales                                           $  616,647       $   30,769    $   (29,105)        $  618,311
Cost of sales                                          472,530           25,405        (28,501)           469,434
                                               ---------------------------------------------------------------------
Gross profit                                           144,117            5,364           (604)           148,877

Operating expenses                                     128,587            3,281              -            131,868
Amortization of intangible assets                          800                -              -                800
                                               ---------------------------------------------------------------------
                                                       129,387            3,281              -            132,668
                                               ---------------------------------------------------------------------
Operating income                                        14,730            2,083           (604)            16,209
Other income (expense):
     Interest income                                       226                -              -                226
     Interest expense                                  (10,671)               -              -            (10,671)
                                               ---------------------------------------------------------------------
                                                       (10,445)               -              -            (10,445)
                                               ---------------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries                4,285            2,083           (604)             5,764
Provision for income taxes                                 177                4              -                181
                                               ---------------------------------------------------------------------
                                                         4,108            2,079           (604)             5,583
Equity in earnings of subsidiaries                       1,475                -         (1,475)                 -
                                               ---------------------------------------------------------------------
Net income                                          $    5,583       $    2,079    $    (2,079)        $    5,583
                                               =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months ended June 30, 2002
(in thousands)                                                                   Subsidiary
                                                                      ABC        Guarantors   Eliminations      Consolidated
                                                                --------------------------------------------------------------
Operating activities
Net income                                                       $    8,296      $   1,308    $    (1,308)     $     8,296
Adjustments to reconcile net income  to cash provided
  by operating activities:
    Depreciation                                                      7,180            254              -            7,434
    Amortization                                                        152             32              -              184
    Amortization of deferred financing costs                            154              -              -              154
    Provision for doubtful accounts                                   4,585              -              -            4,585
    Loss on disposal of property and equipment                          123              5              -              128
    Change in operating assets and liabilities:
        Accounts receivable                                         (33,788)        (7,405)         4,724          (36,469)
        Inventories                                                 (66,220)          (296)           414          (66,102)
        Prepaid expenses and other                                      314           (202)             -              112
        Other assets                                                 (2,741)         2,496              -             (245)
        Accounts payable                                             91,295          4,827         (4,724)          91,398
        Accrued liabilities                                             525            916              -            1,441
                                                                --------------------------------------------------------------
            Cash provided by operating activities                     9,875          1,935           (894)          10,916

Investing activities
Additions to property and equipment                                 (12,908)          (951)             -          (13,859)
Proceeds from disposal of property and equipment                        302             29              -              331
Acquisitions of businesses                                           (5,892)             -              -           (5,892)
Investment in subsidiaries                                             (894)             -            894                -
                                                                --------------------------------------------------------------
            Cash used in investing activities                       (19,392)          (922)           894          (19,420)

Financing activities
Net borrowings under line of credit                                  21,778              -              -           21,778
Payments on long-term debt                                           (2,069)           (42)             -           (2,111)
Change in net receivable from affiliates                             (7,021)             -              -           (7,021)
Distributions to sole stockholder                                    (5,676)        (1,124)             -           (6,800)
Payments of debt financing costs                                       (313)             -              -             (313)
                                                                --------------------------------------------------------------
            Cash provided by (used in) financing activities           6,699         (1,166)             -            5,533
                                                                --------------------------------------------------------------
Net decrease in cash                                                 (2,818)          (153)             -           (2,971)
            Cash at beginning of period                               6,040             74              -            6,114
                                                                --------------------------------------------------------------
            Cash at end of period                                $    3,222      $     (79)   $         -      $     3,143
                                                                ==============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months ended June 30, 2001
(in thousands)                                                               Subsidiary
                                                                  ABC        Guarantors     Eliminations   Consolidated
                                                            -----------------------------------------------------------
Operating activities
Net income                                                  $     5,583      $   2,079    $    (2,079)       $   5,583
Adjustments to reconcile net income  to cash provided
  by operating activities:
    Depreciation                                                  7,282            105              -            7,387
    Amortization                                                    800              -              -              800
    Amortization of deferred financing costs                        163              -              -              163
    Provision for doubtful accounts                               4,016              8              -            4,024
    Loss on disposal of property and equipment                      160              -              -              160
    Change in operating assets and liabilities:
        Accounts receivable                                     (54,970)        (4,930)         4,602          (55,298)
        Inventories                                             (47,910)           176            604          (47,130)
        Prepaid expenses and other                                  (88)            91              -                3
        Other assets                                             (2,702)         2,717              -               15
        Accounts payable                                        109,397          3,519         (4,602)         108,314
        Accrued liabilities                                       1,421            (49)             -            1,372
                                                            ------------------------------------------------------------
            Cash provided by operating activities                23,152          3,716         (1,475)          25,393

Investing activities
Additions to property and equipment                              (8,960)           (69)             -           (9,029)
Proceeds from disposal of property and equipment                    418              -              -              418
Investment in subsidiaries                                       (1,475)             -          1,475                -
                                                            ------------------------------------------------------------
            Cash used in investing activities                   (10,017)           (69)         1,475           (8,611)

Financing activities
Net payments under line of credit                               (10,774)             -              -          (10,774)
Payments on long-term debt                                       (1,296)             -              -           (1,296)
Change in net receivable from affiliates                         (2,122)             -              -           (2,122)
Distributions to sole stockholder                                  (535)        (3,917)             -           (4,452)
                                                            ------------------------------------------------------------
            Cash used in financing activities                   (14,727)        (3,917)             -          (18,644)
                                                            ------------------------------------------------------------
Net decrease in cash                                             (1,592)          (270)             -           (1,862)
            Cash at beginning of period                           4,651            358              -            5,009
                                                            ------------------------------------------------------------
            Cash at end of period                           $     3,059      $      88    $         -        $   3,147
                                                            ============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

4.  Comprehensive Income

    The Company's comprehensive income for the three and six month periods ended June 30, 2002 and 2001, as required to be reported by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, was identical to the actual income reported for those periods.

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

    The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had these provisions been adopted effective January 1, 2001, the proforma net income would have been $12,469,000 and $6,231,000 for the three and six month periods ended June 30, 2001, respectively.

    In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, no impairment charge is necessary.

    The gross carrying value and accumulated amortization by major class of other intangible assets are as follows (in thousands):

                                               June 30, 2002                     December 31, 2001
                                      --------------------------------  ---------------------------------
                                         Gross                               Gross
                                        Carrying       Accumulated         Carrying         Accumulated
                                         Amount        Amortization         Amount         Amortization
                                      ------------- ------------------  ---------------- ----------------
       Non-compete agreements             $4,650          $1,581            $4,650            $1,410
       Deferred financing costs            4,245           2,848             3,933             2,694
       Other                                 400              17               400                 4
                                      ------------- ------------------  ---------------- ----------------
                                          $9,295          $4,446            $8,983            $4,108
                                      ============= ==================  ================ ================

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 235 distribution centers located in 44 states as of June 30, 2002. Since January 1, 2002, the Company has completed three acquisitions with eleven locations net of consolidations, opened ten distribution centers and closed one distribution center.

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

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 2002 and 2001:

                                          Three months ended    Six months ended
                                              June 30,              June 30,
                                        --------------------  ------------------
                                          2002         2001      2002     2001
                                        --------     -------  --------   -------
  Income statement data:
  Net sales                               100.0%      100.0%    100.0%    100.0%
  Cost of sales                            74.9        75.9      75.0      75.9
                                        --------     -------  --------   -------
  Gross profit                             25.1        24.1      25.0      24.1

  Operating expenses                       21.0        19.4      22.7      21.4
  Amortization of intangible assets         0.0         0.1       0.0       0.1
                                        --------     -------  --------   -------
  Total operating expenses                 21.0        19.5      22.7      21.5
                                        --------     -------  --------   -------
  Operating income                          4.1%        4.6%      2.3%      2.6%
                                        ========     =======  ========   =======

Comparison of the Three and Six Month Periods Ended June 30, 2002 to the Three and Six Month Periods Ended June 30, 2001

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended June 30, 2002 increased by 5.3% to $390.3 million from $370.8 million for the three months ended June 30, 2001. Net sales for the six months ended June 30, 2002 increased by 6.2% to $656.7 million from $618.3 million for the six months ended June 30, 2001. Comparable distribution center sales were level for the three months ended June 30, and increased 1.9% for the six months ended June 30.

     Gross profit for the three months ended June 30, 2002 increased by 9.9%, to $98.2 million from $89.3 million for the three months ended June 30, 2001, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended June 30, increased to 25.1% in 2002, from 24.1% in 2001. Gross profit for the six months ended June 30, 2002 increased by 10.3% to $164.3 million from $148.9 million for the six months ended June 30, 2001, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the six months ended June 30, increased to 25.0% in 2002 from 24.1% in 2001. For both the three and six month periods, gross profit, as a percentage of net sales, increased primarily due to a higher percentage of distribution center warehouse sales versus "direct" sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit margins.

     Operating expenses increased by $10.2 million to $82.0 million from $71.8 million for the three months ended June 30, 2002 and 2001, respectively. As a percent of net sales, distribution center operating expenses for the three months ended June 30, increased to 21.0% in 2002 from 19.4% in 2001. For the six months ended June 30, distribution center operating expenses increased by $16.8 million to $148.7 million in 2002, from $131.9 million in 2001. As a percent of net sales, distribution center operating expenses for the six months ended June 30, increased to 22.7% in 2002 from 21.4% in 2001. The increase in operating expenses for both the three and six month periods is primarily due to the higher percentage of distribution center warehouse sales, which require greater operating expenses.

     Operating income for the three months ended June 30, 2002 decreased by $1.0 million to $16.1 million from $17.1 million for the same period in 2001. Operating income for the six months ended June 30, decreased by $0.8 million to $15.4 million in 2002 from $16.2 million in 2001. The decrease for the three and six months ended June 30, is a result of the factors discussed above.

     Interest expense for the three months ended June 30, 2002 decreased by $1.4 million or 28.2% to $3.6 million from $5.0 million for the three months ended June 30, 2001. For the six months ended June 30, interest expense decreased by $3.7 million or 34.3% to $7.0 million in 2002 from $10.7 million in 2001. The decrease for the three and six month periods is due primarily to decreased rates on the Company's LIBOR and prime rate borrowings, as well as a reduction in the Company's average borrowing levels.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $10.9 million and $25.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease was due primarily to increases in inventory purchases related to the increased number of distribution centers, partially offset by an increase in net income and a smaller increase in accounts receivable and accounts payable due to slower sales growth during the second quarter of 2002 as compared to 2001.

     Cash Flows from Investing Activities. Net cash used in investing activities increased to $19.4 million from $8.6 million for the six months ended June 30, 2002 and 2001, respectively, due to the acquisitions of businesses as well as an increase in additions to property and equipment.

     Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $5.5 million and $(18.6) million for the six months ended June 30, 2002 and 2001, respectively, primarily due to increased borrowings made under the line of credit being partially offset by the increases in receivables from affiliates and distributions made to the stockholder.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    American Builders & Contractors Supply
                                                      Co., Inc.


   August 12, 2002                  /s/ Kendra A. Story
---------------------               ----------------------------------------
     Date:                              Kendra A. Story
                                        Chief Financial Officer and Director