Form 10-Q
period 2002-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2002-11-12
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [_] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 147.04 shares as of November 1, 2002

                                      Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - September 30, 2002 and December 31,
       2001
     Condensed consolidated statements of income and retained earnings - Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001
     Condensed consolidated statements of cash flows - Nine months ended
       September 30, 2002 and 2001
     Notes to condensed consolidated financial statements - September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                 September 30,    December 31,
        ASSETS                                       2002             2001
                                                 -------------    ------------
        Current assets:
           Cash                                  $       3,286    $      6,114
           Accounts receivable                         210,038         167,253
           Inventories                                 196,409         157,810
           Prepaid expenses and other                    2,631           3,017
                                                 -------------    ------------
        Total current assets                           412,364         334,194

        Property and equipment, net                     80,233          66,965
        Net receivable from affiliates                  13,845           4,907
        Goodwill                                        36,551          36,551
        Other intangible assets                          4,679           4,875
        Security deposits                                  873             796
        Other assets                                     1,197           1,345
                                                 -------------    ------------
                                                 $     549,742    $    449,633
                                                 =============    ============
        LIABILITIES AND STOCKHOLDER'S EQUITY
        Current liabilities:
           Accounts payable                      $     163,113    $     99,646
           Accrued payroll and benefits                 11,234          12,569
           Accrued liabilities                          19,566          15,082
           Current portion of long-term debt             7,509          10,245
                                                 -------------    ------------
        Total current liabilities                      201,422         137,542

        Long-term debt                                 258,619         236,929
        Contingent liabilities (Note 2)
        Stockholder's equity:
           Common stock                                    ---             ---
           Additional paid-in capital                    3,779           3,779
           Retained earnings                            85,922          71,383
                                                 -------------    ------------
        Total stockholder's equity                      89,701          75,162
                                                 -------------    ------------
                                                 $     549,742    $    449,633
                                                 =============    ============

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

                                                            Three months ended                 Nine months ended
                                                               September 30,                      September 30,
                                                      ------------------------------     --------------------------------
                                                          2002              2001             2002               2001
                                                      ------------     -------------     ------------       -------------
Net sales                                             $    416,397     $     409,262     $  1,073,072       $   1,027,572
Cost of sales                                              309,317           307,740          801,741             777,174
                                                      ------------     -------------     ------------       -------------
Gross profit                                               107,080           101,522          271,331             250,398

Operating expenses                                          82,012            75,598          230,679             207,465
Amortization of intangible assets                               93               400              277               1,201
                                                      ------------     -------------     ------------       -------------
                                                            82,105            75,998          230,956             208,666
                                                      ------------     -------------     ------------       -------------
Operating income                                            24,975            25,524           40,375              41,732

Other income (expense):
   Interest income                                             181               106              460                 333
   Interest expense                                         (4,084)           (4,785)         (11,099)            (15,455)
                                                      ------------     -------------     ------------       -------------
                                                            (3,903)           (4,679)         (10,639)            (15,122)
                                                      ------------     -------------     ------------       -------------
Income before provision for income taxes                    21,072            20,845           29,736              26,610
Provision for income taxes                                     229               272              597                 454
                                                      ------------     -------------     ------------       -------------
Net income                                                  20,843            20,573           29,139              26,156


Retained earnings at beginning of period                    72,879            36,530           71,383              35,399
Distributions to sole stockholder                           (7,800)           (1,800)         (14,600)             (6,252)
                                                      ------------     -------------     ------------       -------------
Retained earnings at end of period                    $     85,922     $      55,303     $     85,922       $      55,303
                                                      ============     =============     ============       =============

     See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                          Nine months ended September 30,
                                                                    -------------------------------------------
                                                                          2002                      2001
                                                                    -----------------          ----------------
        Operating activities
        Net income                                                  $     29,139               $     26,156
        Adjustments to reconcile net income to cash provided
           by operating activities:
              Depreciation                                                11,315                     11,085
              Amortization                                                   277                      1,201
              Amortization of deferred financing costs                       231                        554
              Provision for doubtful accounts                              8,805                      6,702
              Loss on disposal of property and equipment                     201                        258
              Changes in operating assets and liabilities, net of
               acquisitions:
                  Accounts receivable                                    (49,329)                   (69,140)
                  Inventories                                            (35,543)                   (49,847)
                  Prepaid expenses                                           386                       (786)
                  Other assets                                                78                         54
                  Accounts payable                                        63,466                    108,043
                  Accrued liabilities                                      3,118                      5,790
                                                                    -----------------          ----------------
        Cash provided by operating activities                             32,144                     40,070

        Investing activities
        Additions to property and equipment                              (20,078)                   (12,388)
        Proceeds from disposal of property and equipment                     463                        629
        Acquisitions of businesses                                        (6,511)                       ---
                                                                    -----------------          ----------------
        Cash used in investing activities                                (26,126)                   (11,759)

        Financing activities
        Net borrowings (payments) under line of credit                     8,521                     (4,859)
        Proceeds from long term debt                                      10,000                        ---
        Payments on long-term debt                                        (3,516)                   (17,092)
        Increase in net receivable from affiliates                        (8,938)                    (1,792)
        Distributions to stockholder                                     (14,600)                    (6,252)
        Payments of debt financing costs                                    (313)                       ---
                                                                    -----------------          ----------------
        Cash used in financing activities                                 (8,846)                   (29,995)
                                                                    -----------------          ----------------

        Net decrease in cash                                              (2,828)                    (1,684)
        Cash at beginning of period                                        6,114                      5,009
                                                                    -----------------          ----------------
        Cash at end of period                                       $      3,286               $      3,325
                                                                    =================          ================

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Contingent Liabilities

     At September 30, 2002 and December 31, 2001, the Company had guaranteed debt of the stockholder in the amounts of $1,282,000 and $1,602,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $5,064,000 at September 30, 2002 and December 31, 2001, with respect to debt of the Company's stockholder and affiliates.

3.   Guarantor Subsidiaries

     The following tables present condensed consolidating financial information for the three months and nine months ended September 30, 2002 and 2001 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

  Condensed Consolidating Balance Sheet
  September 30, 2002
  (in thousands)                                                             Subsidiary
                                                                 ABC         Guarantors       Eliminations      Consolidated
                                                             -----------------------------------------------------------------
  Assets
  Current assets:
       Cash                                                   $    3,086   $      200       $         -        $     3,286
       Accounts receivable                                       207,531       13,935           (11,428)           210,038
       Inventories                                               196,525        2,727            (2,843)           196,409
       Intercompany advances                                       2,467       (2,467)                -                  -
       Prepaid expenses and other                                  1,113        1,518                 -              2,631
                                                             -----------------------------------------------------------------
            Total current assets                                 410,722       15,913           (14,271)           412,364
  Property and equipment, net                                     73,914        6,319                 -             80,233
  Investment in subsidiaries                                       4,803            -            (4,803)                 -
  Receivable from affiliates                                      13,845            -                 -             13,845
  Goodwill                                                        36,551            -                 -             36,551
  Other intangible assets                                          4,188          491                 -              4,679
  Security deposits                                                1,373         (500)                -                873
  Other assets                                                     1,007          190                 -              1,197
                                                             -----------------------------------------------------------------
                                                             $   546,403   $   22,413       $   (19,074)       $   549,742
                                                             =================================================================


  Liabilities and stockholder's equity
  Current liabilities:
       Accounts payable                                       $  167,044   $    7,497       $   (11,428)       $   163,113
       Accrued payroll and benefits                               10,549          685                 -             11,234
       Accrued liabilities                                        17,826        1,740                 -             19,566
       Current portion of long-term debt                           6,259        1,250                 -              7,509
                                                             -----------------------------------------------------------------
            Total current liabilities                            201,678       11,172           (11,428)           201,422
  Long-term debt                                                 255,024        3,595                 -            258,619
  Contingent liabilities
  Stockholder's equity:
          Common stock                                                -             -                 -                  -
          Additional paid-in capital                               3,779            1                (1)             3,779
          Retained earnings                                       85,922        7,645            (7,645)            85,922
                                                             -----------------------------------------------------------------
            Total stockholder's equity                            89,701        7,646            (7,646)            89,701
                                                             -----------------------------------------------------------------
                                                              $  546,403   $   22,413       $   (19,074)       $   549,742
                                                             =================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
December 31, 2001

(in thousands)                                                              Subsidiary
                                                                ABC         Guarantors     Eliminations      Consolidated
                                                            ---------------------------------------------------------------
Assets
Current assets:
     Cash                                                   $    6,040   $       74        $         -       $      6,114
     Accounts receivable                                       166,746        8,337             (7,830)           167,253
     Inventories                                               158,067        2,183             (2,440)           157,810
     Intercompany advances                                      (1,880)       1,880                  -                  -
     Prepaid expenses and other                                  2,042          975                  -              3,017
                                                            ---------------------------------------------------------------
          Total current assets                                 331,015       13,449            (10,270)           334,194
Property and equipment, net                                     65,318        1,647                  -             66,965
Investment in subsidiaries                                       4,186            -             (4,186)                 -
Receivable from affiliates                                       4,907            -                  -              4,907
Goodwill                                                        36,551            -                  -             36,551
Other intangible assets                                          4,336          539                  -              4,875
Security deposits                                                  796            -                  -                796
Other assets                                                     1,310           35                  -              1,345
                                                            ---------------------------------------------------------------
                                                            $  448,419   $   15,670        $   (14,456)      $    449,633
                                                            ===============================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                       $  100,908   $    6,568        $    (7,830)      $     99,646
     Accrued payroll and benefits                               12,161          408                  -             12,569
     Accrued liabilities                                        14,014        1,068                  -             15,082
     Current portion of long-term debt                           9,245        1,000                  -             10,245
                                                            ---------------------------------------------------------------
          Total current liabilities                            136,328        9,044             (7,830)           137,542
Long-term debt                                                 236,929            -                  -            236,929
Commitments and contingent liabilities
Stockholder's equity:
      Common stock                                                   -            -                  -                  -
      Additional paid-in capital                                 3,779            1                 (1)             3,779
      Retained earnings                                         71,383        6,625             (6,625)            71,383
                                                            ---------------------------------------------------------------
          Total stockholder's equity                            75,162        6,626             (6,626)            75,162
                                                            ---------------------------------------------------------------
                                                            $  448,419   $   15,670        $   (14,456)      $    449,633
                                                            ===============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income for the Three Months ended September 30, 2002

(in thousands)                                                     Subsidiary
                                                      ABC          Guarantors       Eliminations    Consolidated
                                               ---------------------------------------------------------------------
Net sales                                      $       411,096     $     23,929     $  (18,628)     $     416,397
Cost of sales                                          307,751           20,205        (18,639)           309,317
                                               ---------------------------------------------------------------------
Gross profit                                           103,345            3,724             11            107,080

Operating expenses                                      79,585            2,427              -             82,012
Amortization of intangible assets                           77               16              -                 93
                                               ---------------------------------------------------------------------
                                                        79,662            2,443              -             82,105
                                               ---------------------------------------------------------------------
Operating income                                        23,683            1,281             11             24,975
Other income (expense):
     Interest income                                       181                -              -                181
     Interest expense                                   (4,029)             (55)             -             (4,084)
                                               ---------------------------------------------------------------------
                                                        (3,848)             (55)             -             (3,903)
                                               ---------------------------------------------------------------------
Income before provision for income taxes and
    equity in earnings of subsidiaries                  19,835            1,226             11             21,072
Provision for income taxes                                 224                5              -                229
                                               ---------------------------------------------------------------------
                                                        19,611            1,221             11             20,843
Equity in earnings of subsidiaries                       1,232                -         (1,232)                 -
                                               ---------------------------------------------------------------------
Net income                                     $        20,843     $      1,221     $   (1,221)     $      20,843
                                               =====================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Three Months ended September 30, 2001
(in thousands)                                                        Subsidiary
                                                        ABC           Guarantors       Eliminations     Consolidated
                                                  ------------------------------------------------------------------
Net sales                                         $       408,629   $       16,935     $    (16,302)    $    409,262
Cost of sales                                             309,942           14,013          (16,215)         307,740
                                                  ------------------------------------------------------------------
Gross profit                                               96,687            2,922              (87)         101,522

Operating expenses                                         73,981            1,617                -           75,598
Amortization of intangible assets                             400                -                -              400
                                                  ------------------------------------------------------------------
                                                           74,381            1,617                -           75,998
                                                  ------------------------------------------------------------------
Operating income                                           24,306            1,305              (87)          25,524
Other income (expense):
     Interest income                                          106                -                -              106
     Interest expense                                      (4,785)               -                -           (4,785)
                                                  ------------------------------------------------------------------
                                                           (4,679)               -                -           (4,679)
                                                  ------------------------------------------------------------------
Income before provision for income
 taxes and equity in earnings of subsidiaries              19,627            1,305              (87)          20,845
Provision for income taxes                                    270                2                -              272
                                                  ------------------------------------------------------------------
                                                           19,357            1,303              (87)          20,573
Equity in earnings of subsidiaries                          1,216                -           (1,216)               -
                                                  ------------------------------------------------------------------
Net income                                        $        20,573   $        1,303     $     (1,303)    $     20,573
                                                  ==================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Nine Months ended September 30, 2002
(in thousands)                                                     Subsidiary
                                                      ABC          Guarantors       Eliminations     Consolidated
                                               ------------------------------------------------------------------
Net sales                                      $     1,060,448   $       63,679     $    (51,055)    $  1,073,072
Cost of sales                                          798,646           53,677          (50,582)         801,741
                                               ------------------------------------------------------------------
Gross profit                                           261,802           10,002             (473)         271,331

Operating expenses                                     223,449            7,300              (70)         230,679
Amortization of intangible assets                          229               48                -              277
                                               ------------------------------------------------------------------
                                                       223,678            7,348              (70)         230,956
                                               ------------------------------------------------------------------
Operating income                                        38,124            2,654             (403)          40,375
Other income (expense):
     Interest income                                       460                -                -              460
     Interest expense                                  (10,980)            (119)               -          (11,099)
                                               ------------------------------------------------------------------
                                                       (10,520)            (119)               -          (10,639)
                                               ------------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries               27,604            2,535             (403)          29,736
Provision for income taxes                                 591                6                -              597
                                               ------------------------------------------------------------------
                                                        27,013            2,529             (403)          29,139
Equity in earnings of subsidiaries                       2,126                -           (2,126)               -
                                               ------------------------------------------------------------------
Net income                                     $        29,139   $        2,529     $     (2,529)    $     29,139
                                               ==================================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income
for the Nine Months ended September 30, 2001
(in thousands)                                                  Subsidiary
                                                     ABC        Guarantors     Eliminations    Consolidated
                                               ------------------------------------------------------------
Net sales                                      $   1,025,276    $    47,704    $    (45,408)   $  1,027,572
Cost of sales                                        782,472         39,418         (44,716)        777,174
                                               ------------------------------------------------------------
Gross profit                                         242,804          8,286            (692)        250,398

Operating expenses                                   202,568          4,897               -         207,465
Amortization of intangible assets                      1,201              -               -           1,201
                                               ------------------------------------------------------------
                                                     203,769          4,897               -         208,666
                                               ------------------------------------------------------------
Operating income                                      39,035          3,389            (692)         41,732
Other income (expense):
     Interest income                                     333              -               -             333
     Interest expense                                (15,455)             -               -         (15,455)
                                               ------------------------------------------------------------
                                                     (15,122)             -               -         (15,122)
                                               ------------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries             23,913          3,389            (692)         26,610
Provision for income taxes                               448              6               -             454
                                               ------------------------------------------------------------
                                                      23,465          3,383            (692)         26,156
Equity in earnings of subsidiaries                     2,691              -          (2,691)              -
                                               ------------------------------------------------------------
Net income                                     $      26,156    $     3,383    $     (3,383)   $     26,156
                                               ============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months ended September 30, 2002
(in thousands)                                                               Subsidiary
                                                                ABC          Guarantors   Eliminations      Consolidated
                                                            -------------------------------------------------------------
Operating activities
Net income                                                  $    29,139      $    2,529   $     (2,529)     $      29,139
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                 10,894             421              -             11,315
    Amortization                                                    229              48              -                277
    Amortization of deferred financing costs                        231               -              -                231
    Provision for doubtful accounts                               8,805               -              -              8,805
    Loss on disposal of property and equipment                      195               6              -                201
    Changes in operating assets and liabilities:
        Accounts receivable                                     (47,329)         (5,598)         3,598            (49,329)
        Inventories                                             (35,402)           (544)           403            (35,543)
        Prepaid expenses                                            929            (543)             -                386
        Other assets                                             (4,614)          4,692              -                 78
        Accounts payable                                         66,136             928         (3,598)            63,466
        Accrued liabilities                                       2,168             950              -              3,118
                                                            -------------------------------------------------------------
            Cash provided by operating activities                31,381           2,889         (2,126)            32,144

Investing activities
Additions to property and equipment                             (18,896)         (1,182)             -            (20,078)
Proceeds from disposal of property and equipment                    430              33              -                463
Acquisitions of businesses                                       (6,511)              -              -             (6,511)
Investment in subsidiaries                                       (2,126)              -          2,126                  -
                                                            -------------------------------------------------------------
            Cash used in investing activities                   (27,103)         (1,149)         2,126            (26,126)

Financing activities
Net borrowings under line of credit                               8,521               -              -              8,521
Proceeds from long term debt                                     10,000               -              -             10,000
Payments on long-term debt                                       (3,411)           (105)             -             (3,516)
Increase in net receivable from affiliates                       (8,938)              -              -             (8,938)
Distributions to sole stockholder                               (13,091)         (1,509)             -            (14,600)
Payments of debt financing costs                                   (313)              -              -               (313)
                                                            -------------------------------------------------------------
            Cash used in financing activities                    (7,232)         (1,614)             -             (8,846)
                                                            -------------------------------------------------------------
Net increase (decrease) in cash                                  (2,954)            126              -             (2,828)
            Cash at beginning of period                           6,040              74              -              6,114
                                                            -------------------------------------------------------------
            Cash at end of period                           $     3,086    $        200   $          -      $       3,286
                                                            =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

  3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months ended September 30, 2001
(in thousands)                                                               Subsidiary
                                                                 ABC         Guarantors     Eliminations     Consolidated
                                                            -------------------------------------------------------------
Operating activities
Net income                                                  $      26,156    $     3,383    $     (3,383)    $     26,156
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                   10,923            162               -           11,085
    Amortization                                                    1,201              -               -            1,201
    Amortization of deferred financing costs                          554              -               -              554
    Provision for doubtful accounts                                 6,691             11               -            6,702
    (Gain) loss on disposal of property and equipment                 259             (1)              -              258
    Changes in operating assets and liabilities:
        Accounts receivable                                       (69,011)        (4,376)          4,247          (69,140)
        Inventories                                               (50,741)           202             692          (49,847)
        Prepaid expenses                                             (834)            48               -             (786)
        Other assets                                               (1,855)         1,909               -               54
        Accounts payable                                          109,225          3,065          (4,247)         108,043
        Accrued liabilities                                         5,791             (1)              -            5,790
                                                            -------------------------------------------------------------
            Cash provided by operating activities                  38,359          4,402          (2,691)          40,070

Investing activities
Additions to property and equipment                               (12,128)          (260)              -          (12,388)
Proceeds from disposal of property and equipment                      614             15               -              629
Investment in subsidiaries                                         (2,691)             -           2,691                -
                                                            -------------------------------------------------------------
            Cash used in investing activities                     (14,205)          (245)          2,691          (11,759)

Financing activities
Net payments under line of credit                                  (4,859)             -               -           (4,859)
Payments on long-term debt                                        (17,092)             -               -          (17,092)
Change in net receivable from affiliates                           (1,792)             -               -           (1,792)
Distributions to sole stockholder                                  (1,974)        (4,278)              -           (6,252)
                                                            -------------------------------------------------------------
            Cash used in financing activities                     (25,717)        (4,278)              -          (29,995)
                                                            -------------------------------------------------------------
Net decrease in cash                                               (1,563)          (121)              -           (1,684)
            Cash at beginning of period                             4,651            358               -            5,009
                                                            -------------------------------------------------------------
            Cash at end of period                           $       3,088    $       237    $          -   $        3,325
                                                            =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

4.   Comprehensive Income

    The Company's comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, as required to be reported by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 130, was identical to the actual income reported for those periods.

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

    The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had these provisions been adopted effective January 1, 2001, the proforma net income would have been $20,897,000 and $27,128,000 for the three and nine month periods ended September 30, 2001, respectively.

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

    The gross carrying value and accumulated amortization by major class of other intangible assets are as follows (in thousands):

                                           September 30, 2002                        December 31, 2001
                               -----------------------------------------  ------------------------------------------
                                  Gross Carrying         Accumulated         Gross Carrying         Accumulated
                                      Amount             Amortization            Amount             Amortization
                               -----------------------------------------  ------------------------------------------
Non-compete agreements         $             4,650    $            1,667  $             4,650    $             1,410
Deferred financing costs                     4,245                 2,925                3,933                  2,694
Other                                          400                    24                  400                      4
                               -----------------------------------------  ------------------------------------------
                               $             9,295    $            4,616  $             8,983    $             4,108
                               =========================================  ==========================================

    The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized for each of the next five years ending December 31, is as follows (in thousands):

                                                  2002           $  682
                                                  2003              695
                                                  2004              695
                                                  2005              639
                                                  2006              558

6.   Subsequent Events

     On November 8, 2002, the Company entered into a definitive agreement with a national building products distributor to acquire certain assets from twenty-nine of their distribution center locations. This agreement provides for the purchase of selected inventory, receivables, vehicles and warehouse equipment similar to that already sold and used by the Company, with an estimated purchase price of between $50 and $60 million. The Company anticipates the closing to occur prior to December 31, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 239 distribution centers located in 44 states as of September 30, 2002. Since January 1, 2002, the Company has completed five acquisitions with twelve locations net of consolidations, opened thirteen distribution centers and closed one distribution center.

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

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 2002 and 2001:

                                                    Three months ended                  Nine months ended
                                                       September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                   2002              2001             2002               2001
                                               ------------       -----------      -----------        -----------
  Income statement data:
  Net sales                                           100.0%            100.0%           100.0%             100.0%
  Cost of sales                                        74.3              75.2             74.7               75.6
                                               ------------       -----------      -----------        -----------
  Gross profit                                         25.7              24.8             25.3               24.4

  Operating expenses                                   19.7              18.5             21.5               20.2
  Amortization of intangible assets                     0.0               0.1              0.0                0.1
                                               ------------       -----------      -----------        -----------
  Total operating expenses                             19.7              18.6             21.5               20.3
                                               ------------       -----------      -----------        -----------
  Operating income                                      6.0%              6.2%             3.8%               4.1%
                                               ============       ===========      ===========        ===========

Comparison of the Three and Nine Month Periods Ended September 30, 2002 to the Three and Nine Month Periods Ended September 30, 2001

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended September 30, 2002 increased by 1.7% to $416.4 million from $409.3 million for the three months ended September 30, 2001. Net sales for the nine months ended September 30, 2002 increased by 4.4% to $1,073.1 million from $1,027.6 million for the nine months ended September 30, 2001. Comparable distribution center sales decreased 3.2% for the three months ended September 30, and decreased 0.2% for the nine months ended September 30. The decreases in comparable distribution center sales for the three and nine month periods is due to an overall economic slowdown in the building products industry primarily in the commercial, low slope, roofing market and not a loss of market share.

     Gross profit for the three months ended September 30, 2002 increased by 5.5%, to $107.1 million from $101.5 million for the three months ended September 30, 2001. Gross profit, as a percent of net sales, for the three months ended September 30, increased to 25.7% in 2002, from 24.8% in 2001. Gross profit for the nine months ended September 30, 2002 increased by 8.4% to $271.3 million from $250.4 million for the nine months ended September 30, 2001. Gross profit, as a percent of net sales, for the nine months ended September 30, increased to 25.3% in 2002 from 24.4% in 2001. For both the three and nine month periods, gross profit, as a percentage of net sales, increased primarily due to a higher percentage of distribution center warehouse sales versus "direct" sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit margins.

     Operating expenses increased by $6.4 million to $82.0 million from $75.6 million for the three months ended September 30, 2002 and 2001, respectively. As a percent of net sales, distribution center operating expenses for the three months ended September 30, increased to 19.7% in 2002 from 18.5% in 2001. For the nine months ended September 30, distribution center operating expenses increased by $23.2 million to $230.7 million in 2002, from $207.5 million in 2001. As a percent of net sales, distribution center operating expenses for the nine months ended September 30, increased to 21.5% in 2002 from 20.3% in 2001. The increase in operating expenses for both the three and nine month periods is primarily due to the higher percentage of distribution center warehouse sales, which require greater operating expenses.

     Operating income for the three months ended September 30, 2002 decreased by $0.5 million to $25.0 million from $25.5 million for the same period in 2001. Operating income for the nine months ended September 30, decreased by $1.3 million to $40.4 million in 2002 from $41.7 million in 2001. The decrease for the three and nine months ended September 30, is a result of the factors discussed above.

     Interest expense for the three months ended September 30, 2002 decreased by $0.7 million or 14.6% to $4.1 million from $4.8 million for the three months ended September 30, 2001. For the nine months ended September 30, interest expense decreased by $4.4 million or 28.2% to $11.1 million in 2002 from $15.5 million in 2001. The decrease for the three month period is due to decreased rates on the Company's LIBOR and prime rate borrowings, partially offset by an increase in the Company's average borrowing levels. The decrease for the nine month period is due primarily to decreased rates on the Company's LIBOR and prime rate borrowings, as well as a reduction in the Company's average borrowing levels.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $32.1 million and $40.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was due primarily to decreases in accounts payable, partially offset by the decreases in accounts receivable and inventory due to slower sales growth during the second and third quarters of 2002 as compared to 2001.

     Cash Flows from Investing Activities. Net cash used in investing activities increased to $26.1 million from $11.8 million for the nine months ended September 30, 2002 and 2001, respectively, due to the acquisitions of businesses as well as an increase in additions to property and equipment.

     Cash Flows from Financing Activities. Net cash used in financing activities was $8.8 million and $30.0 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to increased borrowings made under the line of credit and new equipment financing being partially offset by the increases in receivables from affiliates and distributions made to the stockholder, under the tax allocation agreement.

     Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. Effective September 30, 2002, the Company increased the maximum amount it may borrow under its revolving credit agreement from $250 million to $275 million under terms similar to those previously in place. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its financial obligations, as well as to provide funds for the Company's working capital, capital expenditures, and other needs for the foreseeable future. No assurances can be given, however, that this will be the case.

Seasonality

     Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and have not materially changed since that report was filed.

Item 4.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange act Rules 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 First Amendment to Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto dated as of September 30, 2002.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      American Builders & Contractors Supply
                                                    Co., Inc.



  November 12, 2002                   /s/ Kendra A. Story
----------------------                ------------------------------------------
  Date:                                   Kendra A. Story
                                          Chief Financial Officer and Director

Section 302 Certification Requirements

CERTIFICATIONS

I, Kenneth A. Hendricks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Builders & Contractors Supply Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     ----------------------


 /s/ Kenneth A. Hendricks
---------------------------
[Signature]
Chief Executive Officer

Section 302 Certification Requirements

CERTIFICATIONS

I, Kendra A. Story, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Builders & Contractors Supply Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     -----------------------


 /s/ Kendra A. Story
----------------------------
[Signature]
Chief Financial Officer