Form 10-K
period 2002-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2003-03-20
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the fiscal year ended December 31, 2002 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X
                                                  ---

     The Registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS

     General

     American Builders & Contractors Supply Co., Inc. (the Company or ABC) is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 256 distribution centers located in 44 states and the District of Columbia. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, delivery capabilities to the job site, as well as credit services and marketing support. For the year ended December 31, 2002, the Company generated net sales of $1.4 billion.

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

     ABC was founded in 1982 by Kenneth A. Hendricks, the stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company's services. Since its inception, ABC has experienced significant growth. The Company's net sales have increased from $1.2 billion for the year ended December 31, 1998 to $1.4 billion for the year ended December 31, 2002, representing a compound annual growth rate of 4.2%. In addition, comparable distribution center sales have grown at an average annual rate of 4.1% over the same period.

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

     Windows and accessories. The Company distributes a broad selection of window products and accessories to residential window installers, including vinyl, wood and aluminum window frames and single, double and triple glazed windows. Principal window brands include CertainTeed(R), Weather-Shield(R), and Amcraft(R). Amcraft exclusively sells its private label windows and accessories through ABC's distribution centers.

     Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include sheet metal, roofing and siding equipment, tools and other related accessories.

     The following table sets forth certain information regarding the Company's net sales by product for the years ended December 31, 2002, 2001 and 2000:

                                                     Total Net Sales
                                            ----------------------------------
         Product Categories                    2002        2001         2000
                                            ----------------------------------
                                                      (in millions)
         Steep slope                        $   816.4   $   800.6    $   720.1
         Low slope                              275.0       294.3        262.9
         Siding                                 217.5       176.7        156.0
         Windows                                 67.4        61.2         49.4
         Other                                   48.4        48.7         50.5
                                            ----------------------------------
            Total for all categories        $ 1,424.7   $ 1,381.5    $ 1,238.9
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

     Distribution Center Operations

     The Company operates 256 local distribution centers located in 44 states and the District of Columbia. Since January 1, 2000 the Company has opened 31 distribution centers, closed 13 distribution centers and acquired an additional 56 distribution centers, while consolidating 18 distribution centers in connection with its selective acquisition program. A typical distribution center consists of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC's distribution centers range in size from approximately 2,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

     Each location is managed by a distribution center manager who oversees the center's employees, including various sales and office personnel, as well as delivery and warehouse personnel. The Company requires that each distribution center develop a core merchandising strategy, but allows each distribution center manager under the direction of the region staff and national director of merchandising to alter the product mix of a given center to meet local market demands. Distribution center employees' bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 4.1% over the past five years.

     The following table sets forth the Company's growth in terms of distribution centers in each of the past three years:

                                                          2002    2001   2000
                                                        -----------------------

          Distribution centers on January 1                215     200    200
          Distribution centers acquired                     44       9      3
          Distribution centers opened                       15      11      5
          Acquired distribution centers consolidated       (16)     (2)     0
          Distribution centers closed                       (2)     (3)    (8)
                                                        -----------------------
          Distribution centers on December 31              256     215    200
                                                        =======================

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

     Purchasing

     ABC purchases its products directly from a wide variety of manufacturers, including GAF, Elk Corporation of America, Tamko, CertainTeed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Building Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 13.5% of the Company's 2002 product purchases, GAF (including its subsidiaries U.S. Intec, and Leatherback) was the only supplier which represented more than 10% of the Company's total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

     Seasonality

     Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

     Employees

     As of December 31, 2002, the Company employed 3,535 full-time and 176 part-time employees, of whom 41 were members of unions. The Company's collective bargaining agreements with its unions expire on various dates, from May 2003 through September 2005. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

     The Company operates both owned and leased branches in 44 states and the District of Columbia. Its facilities range in size from approximately 2,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

The following table sets the geographical location of the Company's distribution centers as of December 31, 2002:

                                            Total Number
 Region                                     of Locations
 ----------------------------------------------------------

 Midwest                                          59
 Northeast                                        44
 Southwest                                        43
 Southeast                                        43
 Western                                          34
 Rocky Mountain                                   33
                                          -----------------
                                                 256
                                          =================

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the stock of the Company. There was one holder of record of the Company's common stock as of December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 2002. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and related notes included elsewhere in this report.

                                                                     Year Ended December 31,
                                                                          (in thousands)
                                                  ---------------------------------------------------------------
                                                      2002        2001         2000        1999         1998
                                                  ---------------------------------------------------------------
Income Statement Data
Net sales                                         $1,424,705  $1,381,530   $1,238,937  $1,197,509  $1,162,110
Cost of sales                                      1,055,093   1,037,192      936,627     914,971     894,450
                                                  --------------------------------------------------------------
Gross profit                                         369,612     344,338      302,310     282,538     267,660

Operating expenses                                   312,770     280,647      262,719     244,627     239,968
Amortization of intangible assets                        369       1,611        1,601       1,686       1,735
Non-recurring charges                                      -           -            -       7,030       3,900
                                                  -------------------------------------------------------------
Operating income                                      56,473      62,080       37,990      29,195      22,057
Net interest expense                                 (14,383)    (18,979)     (24,693)    (22,413)    (24,532)
                                                  -------------------------------------------------------------
Income (loss) before provision for income taxes
     and extraordinary item                           42,090      43,101       13,297       6,782      (2,475)
Provision for income taxes (1)                           981         865          280         171         170
                                                  -------------------------------------------------------------
Income (loss) before extraordinary item               41,109      42,236       13,017       6,611      (2,645)
Extraordinary item                                         -           -        1,043          -           -
                                                  -------------------------------------------------------------
Net income (loss)                                 $   41,109  $   42,236   $   14,060  $    6,611  $   (2,645)
                                                  =============================================================
Balance Sheet Data (at end of period)
Accounts receivable, net                          $  209,813  $  167,253   $  142,768  $  143,864  $  149,103
Inventories                                          191,049     157,810      151,578     135,511     130,802
Total assets                                         562,640     449,633      417,270     408,458     412,901
Accounts payable and accrued liabilities             155,391     127,297      100,545     104,773     107,040
Long-term debt, less current maturities              296,857     236,929      271,480     270,429     281,658
Stockholder's equity                                 101,671      75,162       39,178      27,674      19,147

(1) Consists of certain state and local income taxes. As Subchapter S Corporations under the Internal Revenue Code of 1986, as amended (the
     Code), the Company and its subsidiaries are not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has made periodic distributions to Mr. Hendricks in respect of such tax liabilities in accordance with the terms of the Tax Allocation Agreement (as defined herein). See "Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for each of the three years ended December 31, 2002:

                                                       Year Ended December 31,
                                                 --------------------------------------
                                                     2002         2001        2000
                                                 --------------------------------------
          Income Statement Data

          Net sales                                  100.0%       100.0%      100.0%
          Cost of sales                               74.1         75.1        75.6
                                                 --------------------------------------
          Gross profit                                25.9         24.9        24.4

          Operating expenses                          21.9         20.3        21.2
          Amortization of intangible assets            0.0          0.1         0.1
                                                 --------------------------------------
          Total operating expenses                    21.9         20.4        21.3
                                                 --------------------------------------
          Operating income                             4.0%         4.5%        3.1%
                                                 ======================================

     Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

     Net sales for the year ended December 31, 2002 increased by 3.1%, or $43.2 million in 2002 to $1.42 billion as a result of an increase in the number of distribution center locations. Comparable distribution center sales declined by 1.6% in 2002. The decrease in comparable distribution center sales is due to an overall economic slowdown in the building products industry primarily in the commercial, low slope, roofing market and not a loss of market share.

     Gross profit for the year ended December 31, 2002 increased by 7.3% in 2002 to $369.6 million from $344.3 million in 2001. Gross profit, as a percentage of net sales in 2002 increased to 25.9% from 24.9% in 2001. Gross profit, as a percentage of net sales, increased primarily due to a higher percentage of distribution center warehouse sales versus "direct" sales (product shipped from the vendor directly to the customer's job site), which have significantly lower gross profit margins.

     Operating expenses for the year ended December 31, 2002 increased by 11.4% in 2002 to $312.8 million from $280.6 million in 2001. As a percentage of net sales, operating expenses increased to 21.9% in 2002 from 20.3% in 2001. The increase in operating expenses is primarily due to the higher percentage of distribution center warehouse sales, which require greater operating expense, and to a lesser extent, the increase in operating expenses is due in part to the one time start up costs of new locations, as well as the initial costs associated with acquisitions and subsequent consolidations into existing distribution centers.

      Amortization of intangible assets decreased to $0.4 million in 2002 from $1.6 million in 2001. The decrease was due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead, is reviewed for impairment on an annual basis.

     Interest expense decreased by $4.3 million to $15.0 million in 2002 from $19.3 million in 2001. The decrease is primarily due to decreased interest rates on the Company's LIBOR based borrowings as well as a reduction in the Company's average borrowings during the year.

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

     Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operations was $56.0 million for the year ended December 31, 2002 compared to $60.6 million for the year ended December 31, 2001 and $14.8 million for the year ended December 31, 2000. The decrease in 2002 from 2001 was principally due to a lesser increase in accounts payable and an increase in the provision for doubtful accounts, being partially offset by a smaller increase in accounts receivable and an increase in inventories. The increase in 2001 over 2000 was principally due to improved earnings and increased accounts payable being partially offset by an increase in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $84.1 million, $20.4 million and $16.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's investing activities consist primarily of costs associated with capital expenditures and acquisitions of businesses. Capital expenditures, comprised mainly of routine delivery vehicle replacements, were $26.5 million, $15.8 million and $15.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Other investing activities include the acquisition of building products businesses. Acquisitions of businesses were $58.3 million, $5.5 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $28.7 million, $(39.1) million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building product businesses, repayment of debt with cash flows from operations and, to a lesser extent, distributions to the Company's stockholder in respect of tax liabilities related to the Company. The increase in the receivable from affiliates in 2002 is a result of twelve new properties purchased by the affiliates that are leased by the Company for its distribution center operations.

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

     Senior Subordinated Notes. As of December 31, 2002, the Company had $63.7 million of unsecured Senior Subordinated Notes outstanding bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement. During 2001 and 2000, the Company repurchased and retired $15.5 million and $11.6 million, respectively, of the Senior Subordinated Notes. No repurchases of the Senior Subordinated Notes occurred in 2002. The notes purchased in 2000 resulted in an extraordinary gain of $1.0 million net of the write-off of the applicable unamortized deferred financing costs and other expenses. The difference between the par value of the notes repurchased in 2001 and the repurchase price, net of expenses and the applicable portion of the unamortized deferred financing costs written off, was not material.

     Revolving Credit Agreement. The Company is party to a credit agreement which permits borrowings of up to $275 million under the revolving line of credit (the Revolver), reduced by outstanding letters of credit. Debt outstanding under the Revolver as of December 31, 2002 was $196.7 million and borrowings under the Revolver are secured primarily by accounts receivable and inventories. As amended in March 2002, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period.

     For information on the Company's contractual obligations for indebtedness, operating leases and related obligations as of December 31, 2002, see Notes 3 and 5 of Notes to Consolidated Financial Statements.

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

     New Accounting Standards. In August 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet specific criteria for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, will be adopted by the Company effective January 1, 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on the Company's results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (the Interpretation) which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation's disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the requirements and impact of this Interpretation on the Company's financial position and results of operations.

     Seasonality

     Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company's revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

     Inflation

     The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 2002.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Revolver. If market interest rates for such borrowings average 1% more during 2003 than they did during 2002, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.6 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

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

Name                     Age                      Position
--------------------------------------------------------------------------------
Kenneth A. Hendricks     61   Chief Executive Officer and Chairman of the Board
David Luck               53   President, Chief Operating Officer, and Director
Diane Hendricks          55   Executive Vice President, Secretary, and Director
Kendra Story             43   Chief Financial Officer, Treasurer, and Director
Robert Bartels           54   Senior Vice President of Manufacturing Operations
Kevin Hendricks          38   Vice President of Branch Operations
Keith Rozolis            43   Vice President of Strategic Marketing and Planning
Gil Aleman               59   Director
Kent Nelson              58   Director

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

     Robert Bartels has served as the Company's Senior Vice President of Manufacturing Operations since April 2002, and also served as the Senior Vice President of Operations from September of 1997 to March 2002, prior to which, he was the Director of Purchasing since 1996. From 1971 to 1996, Mr. Bartels was employed by several leading manufacturers in the building materials industry with a variety of positions with increasing responsibilities, which included national marketing and sales and as vice president of sales.

     Kevin Hendricks has served as the Company's Vice President of Branch Operations since April 2002, prior to which, he was the Regional Director of Midwest Operations since 1998. From 1985 to 1997, Mr. Hendricks was employed by the Company in several capacities with increasing responsibilities including branch manager.

     Keith Rozolis has served as the Vice President of Strategic Marketing and Planning since July 1999. Prior to joining ABC, Mr. Rozolis was with Bridgestone/Firestone Retail Operations division since 1993, where he served in several capacities including a Director of Tire Marketing. He also directed key strategic initiatives related to marketing, service, systems and process reengineering, and collaborative internet strategies.

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

     Kenneth and Diane Hendricks are husband and wife. Kendra Story is a daughter of Mr. Hendricks and Kevin Hendricks is a son of Mr. Hendricks.

ITEM 11.  EXECUTIVE COMPENSATION

     The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 2002 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 2002.

                                                                                             All Other
Name and Principal Position                                       Annual Compensation     Compensation (1)
----------------------------------------------------------------------------------------------------------------
                                                                  Annual       Bonus
Kenneth A. Hendricks
   Chief Executive Officer and Chairman of the Board             $1,592,308   $         -        $110,940
David Luck
   President and Chief Operating Officer                            574,990       568,416          13,952
Diane M. Hendricks
   Executive Vice President and Secretary                           275,002             -          63,500
Kendra Story
   Chief Financial Officer and Treasurer                            225,000       284,208           3,197
Robert Bartels
   Senior Vice President of Manufacturing Operations                220,385       284,208           3,307

  (1) Consists of estimated amounts paid by the Company for automobiles, discretionary matching payments under the Company's 401(k) Profit Sharing Plan and insurance premiums, respectively, as follows: Mr. Hendricks- $1,812, $5,250 and $58,302; Mr. Luck-$9,250, $4,702 and $0; Ms.
       Hendricks-$2,175, $3,023 and $58,302 Ms. Story-$113, $3,083 and $0 and
       Mr. Bartels-$0, $3,307 and $0.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), Blackhawk Transportation, Inc. (Blackhawk), Amfinity Capital, LLC (Amfinity), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties and it subsidiaries (HCP), Hendricks Carolina Properties, LLC (Carolina), Cornell Felt Acquisition, LLC (Cornell), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC's stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Blackhawk provides transportation services for the Company. The Company leases properties from Water Tower, Carolina, Cornell and HCP. Amfinity provides business advisory services. APIA is an insurance broker who provides services and arranges insurance for ABC. The Company believes that the transactions between ABC and the Related Entities have been conducted on an arm's-length basis.

     In connection with certain of the Company's acquisitions, the Company's stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 2002 was approximately $15.7 million and $4.9 million as of December 31, 2001. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company's occupancy using such method of financing. At December 31, 2002, the Company's debt agreements will permit it to lend up to approximately $17.0 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its Revolver. The maximum amount of such borrowings at any time during the three years ended December 31, 2002, occurred in December 2002 and aggregated $15.7 million.

     As described above, as of December 31, 2002, the Company leased 119 facilities from Mr. Hendricks or his affiliates compared to 110 facilities as of December 31, 2001, and 106 facilities as of December 31, 2000. For the years ended December 31, 2002, 2001 and 2000, the Company paid $14.2 million, $12.5 million, and $11.7 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and are adjusted annually to reflect changes in the consumer price index.

     As of December 31, 2002 and 2001, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $6.3 million and $6.7 million, respectively. Such guarantees are related to certain indebtedness of the Company which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in October 2001 and aggregated $6.7 million.

     Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provides certain insurance coverage to the Company, as well as third party companies, which is subsequently reinsured in part by third-party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $17.1 million, $14.8 million and $12.8 million in 2002, 2001 and 2000, respectively, for claim liabilities, as determined by an independent actuarial service.

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

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) FINANCIAL STATEMENTS

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

                                                                                                            Page
                                                                                                            ----
 Report of Ernst & Young LLP, Independent Auditors                                                           17
 Consolidated Balance Sheets as of December 31, 2002 and 2001                                                18
 Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000                    19
 Consolidated Statements of Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000        20
 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                  21
 Notes to Consolidated Financial Statements                                                                  22

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

(b)  CURRENT REPORTS ON FORM 8-K

     During the quarter ended December 31, 2002, the Company had no current filings on Form 8-K.

(c)  EXHIBITS

     See Exhibit Index submitted as a separate section of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
American Builders & Contractors Supply Co., Inc.

     We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 7 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

Milwaukee, Wisconsin
February 28, 2003

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                                           December 31,
                                                                                        2002           2001
                                                                                     -------------------------
 Assets (Note 3)
 Current assets:
      Cash                                                                           $   6,801       $   6,114
      Accounts receivable, less allowance for doubtful accounts of $9,245--
         2002 and $7,595--2001                                                         209,813         167,253
      Inventories                                                                      191,049         157,810
      Prepaid expenses and other                                                         3,188           3,017
                                                                                     -------------------------
           Total current assets                                                        410,851         334,194
 Property and equipment, net (Note 4)                                                   90,875          66,965
 Receivable from affiliates (Note 6)                                                    15,692           4,907
 Goodwill                                                                               38,851          36,551
 Other intangible assets, net (Note 7)                                                   4,534           4,875
 Security deposits                                                                       1,011             796
 Other assets                                                                              826           1,345
                                                                                     -------------------------
                                                                                     $ 562,640       $ 449,633
                                                                                     =========================
 Liabilities and stockholder's equity
 Current liabilities:
      Accounts payable                                                               $ 119,941       $  99,646
      Accrued payroll and benefits                                                      15,586          12,569
      Accrued liabilities                                                               19,864          15,082
      Current portion of long-term debt (Note 3)                                         8,721          10,245
                                                                                     -------------------------
           Total current liabilities                                                   164,112         137,542
 Long-term debt (Note 3)                                                               296,857         236,929
 Commitments and contingent liabilities (Notes 5, 6 and 8)
 Stockholder's equity:
      Common stock $0.01 par value; 1,000 shares authorized, 147.04 shares
         issued and outstanding                                                              -               -
      Additional paid-in capital                                                         3,779           3,779
      Retained earnings                                                                 97,892          71,383
                                                                                     -------------------------
           Total stockholder's equity                                                  101,671          75,162
                                                                                     -------------------------
                                                                                     $ 562,640       $ 449,633
                                                                                     =========================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)

                                                                  Year Ended December 31,
                                                           2002             2001            2000
                                                        -------------------------------------------
 Net sales                                              $1,424,705       $1,381,530      $1,238,937
 Cost of sales                                           1,055,093        1,037,192         936,627
                                                        -------------------------------------------
 Gross profit                                              369,612          344,338         302,310

 Operating expenses                                        312,770          280,647         262,719
 Amortization of intangible assets                             369            1,611           1,601
                                                        -------------------------------------------
                                                           313,139          282,258         264,320
                                                        -------------------------------------------
 Operating income                                           56,473           62,080          37,990
 Other income (expense):
      Interest income                                          644              365             340
      Interest expense                                     (15,027)         (19,344)        (25,033)
                                                        -------------------------------------------
                                                           (14,383)         (18,979)        (24,693)
                                                        -------------------------------------------
 Income before provision for income taxes
        and extraordinary item                              42,090           43,101          13,297
 Provision for income taxes                                    981              865             280
                                                        -------------------------------------------
 Income before extraordinary item                           41,109           42,236          13,017
 Extraordinary item (Note 3)                                     -                -           1,043
                                                        -------------------------------------------
 Net income                                             $   41,109       $   42,236      $   14,060
                                                        ===========================================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                               Common           Additional           Retained          Total Stock-
                                                Stock        Paid-in Capital         Earnings        holder's Equity
                                           -------------------------------------------------------------------------
Balance at December 31, 1999                       $   -         $  3,779             $  23,895         $     27,674
Net income                                             -                -                14,060               14,060
Distributions to stockholder                           -                -                (2,556)              (2,556)
                                           -------------------------------------------------------------------------
Balance at December 31, 2000                           -            3,779                35,399               39,178
Net income                                             -                -                42,236               42,236
Distributions to stockholder                           -                -                (6,252)              (6,252)
                                           -------------------------------------------------------------------------
Balance at December 31, 2001                           -            3,779                71,383               75,162
Net income                                             -                -                41,109               41,109
Distributions to stockholder                           -                -               (14,600)             (14,600)
                                           -------------------------------------------------------------------------
Balance at December 31, 2002                        $  -         $  3,779             $  97,892         $    101,671
                                           =========================================================================

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Year Ended December 31,
                                                                              2002          2001           2000
                                                                        ---------------------------------------------
Operating activities
Net income                                                                $ 41,109       $ 42,236      $ 14,060
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                           15,152         15,302        14,637
     Amortization                                                              369          1,611         1,601
     Amortization of deferred financing costs                                  315            623           360
     Provision for doubtful accounts                                        11,190          8,116         7,323
     Loss on disposal of property and equipment                                372            308         1,115
     Extraordinary item                                                          -              -        (1,043)
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                              (10,898)       (30,909)       (5,009)
          Inventories                                                      (11,832)        (3,478)      (14,949)
          Prepaid expenses and other                                            60           (117)          811
          Security deposits                                                    (56)            73          (129)
          Other assets                                                         519            159           272
          Accounts payable                                                   5,670         21,012        (3,863)
          Accrued liabilities                                                4,072          5,646          (400)
                                                                       ---------------------------------------------
               Cash provided by operating activities                        56,042         60,582        14,786

Investing activities
Additions to property and equipment                                        (26,514)       (15,757)      (15,895)
Proceeds from disposal of property and equipment                               693            855         1,733
Acquisitions of businesses                                                 (58,261)        (5,494)       (2,495)
                                                                       ---------------------------------------------
               Cash used in investing activities                           (84,082)       (20,396)      (16,657)

Financing activities
Net borrowings (payments) under line of credit                              39,475        (15,300)       14,578
Proceeds from long-term debt                                                21,000          1,388             -
Payments on long-term debt                                                  (6,020)       (17,461)      (11,727)
Net change in receivable from affiliates                                   (10,785)        (1,456)        1,868
Distributions to stockholder                                               (14,600)        (6,252)       (2,556)
Deferred financing costs                                                      (343)             -             -
                                                                       ---------------------------------------------
               Cash provided by (used in) financing activities              28,727        (39,081)        2,163
                                                                       ---------------------------------------------
Net increase in cash                                                           687          1,105           292
               Cash at beginning of year                                     6,114          5,009         4,717
                                                                       ---------------------------------------------
               Cash at end of year                                        $  6,801       $  6,114      $  5,009
                                                                       =============================================

Supplemental disclosures of cash flows information are as follows:
     Cash paid for interest                                               $ 14,590       $ 19,424      $ 24,744
     Cash paid for income taxes                                                931            565           280

                             See accompanying notes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

1. Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

     The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC) and its wholly owned subsidiaries (collectively, the Company). All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

     The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 256, 215 and 200 distribution center locations at December 31, 2002, 2001 and 2000, respectively.

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

     Property and Equipment

     Property and equipment additions are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease if shorter. Estimated useful lives are as follows:

       Buildings and improvements            31 - 39 years
       Aircraft                                   20 years
       Vehicles                               2 -  5 years
       Warehouse equipment                    5 - 15 years
       Office furniture and equipment         3 -  7 years
       Leasehold improvements                Life of the lease, maximum 10 years

     Goodwill

     Effective January 1, 2002, goodwill is no longer amortized but is reviewed for impairment on an annual basis. Prior to January 1, 2002, goodwill was amortized over 25 to 35 years using the straight-line method. Accumulated amortization of goodwill is approximately $5,682,000.

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

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Nature of Business and Summary of Significant Accounting Policies (continued)

     Impairment of Long-Lived Assets

     Property and equipment and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

     Revenue Recognition

     The Company recognizes revenue upon delivery of product and transfer of title to the customer, which typically occurs at the Company's distribution center locations.

     Late Payment Charges

     Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to operating expenses. Late payment charges were approximately $5,389,000, $5,225,000 and $4,112,000 in 2002, 2001
and 2000, respectively.

     Shipping and Handling Costs

     The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of earnings. Shipping and handling costs were approximately $66,151,000, $66,021,000 and $59,972,000 for 2002, 2001 and 2000,
respectively.

     Advertising Costs

     Advertising costs are expensed in the period incurred. Total advertising expense was approximately $5,486,000, $4,869,000 and $4,761,000 for 2002, 2001
and 2000, respectively.

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

     Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of approximately $981,000, $865,000 and $280,000 have been made for such income taxes in 2002, 2001 and 2000, respectively.

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

     New Accounting Standards

     In August 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet specific criteria for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, will be adopted by the Company effective January 1, 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on the Company's results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (the Interpretation) which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation's disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the requirements and impact of this Interpretation on the Company's financial position and results of operations.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Business Acquisitions

     The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company's consolidated financial statements from the respective dates of acquisition.

2002 Acquisitions

     On December 16, 2002, the Company acquired certain assets consisting mainly of inventories, accounts receivable, real estate and equipment, and assumed certain liabilities from twenty-nine distribution centers of Wm. Cameron & Co. for a total net purchase price of approximately $54,500,000 of which, approximately $51,800,000 was paid at closing and the remaining is due in the first quarter of 2003. These Wm. Cameron & Co. locations were engaged primarily in the wholesale distribution of residential roofing, siding and window products to customers located in Maryland, Virginia, the District of Columbia, Colorado, Arizona, Utah, New Mexico, Oregon and California. The excess of cost over the fair value of the net assets acquired is approximately $2,300,000.

     During 2002, the Company made five other relatively small acquisitions with an aggregate cost of approximately $6,500,000. The cost of each of these acquisitions approximated the fair value of the net assets acquired.

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

     Unaudited pro forma financial information for the acquisitions in 2002 and 2001 is not presented because these acquisitions are not significant to the Company's results of operations.

2000 Acquisitions

     On December 31, 2000, the Company acquired certain assets and assumed certain liabilities of Central Building Supply, Inc. (Central) for a purchase price of approximately $2,200,000. Central was engaged primarily in the wholesale distribution of siding material and accessories in the Maryland market. The Company made one other acquisition of assets during the year with a purchase price of approximately $300,000. The cost of both acquisitions approximated the fair value of the net assets acquired.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long-Term Debt

     Long-term debt consists of the following:

                                                         December 31,
                                                    2002             2001
                                                ---------------------------
                                                        (in thousands)

          Revolving line of credit                $ 196,688       $ 157,213
          Senior Subordinated Notes                  63,650          63,650
          Equipment loans                            36,725          20,166
          Mortgage                                    4,734           6,145
          Aircraft loan                               3,781               -
                                                ---------------------------
                                                    305,578         247,174
          Less current maturities                     8,721          10,245
                                                ---------------------------
                                                  $ 296,857       $ 236,929
                                                ===========================

     The Company has a financing agreement with a group of banks (Revolver) under which the Company may borrow, on a revolving credit basis, up to a maximum of $275,000,000, reduced by outstanding letters of credit. As amended March 21, 2002, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period. At December 31, 2002, the Company had $62,836,000 of availability under the Revolver. The average availability during 2002 was approximately $68,185,000 based on a percentage of eligible accounts receivable and inventories. Under the amended terms of the Revolver, borrowings bear interest, at the Company's option, at LIBOR plus 1.75% or at a base rate, as defined, plus 0.50%. The weighted average interest rate on all borrowings outstanding under the Revolver at each of December 31, 2002 and 2001 was 3.3%.

     The Company's 10 5/8% Senior Subordinated Notes are due in 2007. During 2001 and 2000, the Company repurchased and retired $15,450,000 and $11,550,000 of the Senior Subordinated Notes, respectively. The difference between par value of the Senior Subordinated Notes repurchased in 2001 and the repurchase price, net of expenses and the applicable portion of the unamortized deferred financing fees written off, was not material. The notes repurchased in 2000 resulted in an extraordinary gain of $1,043,000 net of the write-off of the applicable portion of the unamortized deferred financing costs and other expenses. Funds used to repurchase the Senior Subordinated Notes were obtained primarily from borrowings under the Revolver.

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

     In 2002, the Company secured three promissory notes collateralized by specific equipment (delivery trucks, trailers and forklifts). The first note with an initial principal balance of $10,000,000 requires monthly installments of approximately $167,000 plus interest through October 2006, with a final payment of $2,000,000 due in November 2006. The note bears interest at LIBOR plus 2.3%. The remaining notes entered into during 2002 total $11,000,000 of initial principal. These notes require monthly installments of approximately $183,000 plus interest through November 2006, with final principal payments due in December 2006. These notes bear interest at General Electric Capital Corporation's 30-day commercial paper rate plus 2.35%.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Long-Term Debt (continued)

     In 2002, the Company refinanced its mortgage on its corporate office with a $4,800,000 note. The note requires monthly principal payments of approximately $13,000 plus interest through July 2007, with a final payment due in August 2007. The note bears interest at the lower of LIBOR plus 2.0% or the lender's prime rate, as defined in the note.

     In addition, in 2002, the Company purchased and financed an aircraft with a loan of approximately $3,949,000. The loan requires scheduled average monthly principal payments of approximately $23,000, plus interest through March 2007, with a final payment in April 2007. The loan bears interest at LIBOR plus 2.2%.

     In 2001, the Company refinanced its previous equipment loans with a $20,500,000 note, collateralized by specific equipment (delivery trucks, trailers and forklifts). The note requires monthly principal payments of $342,000 plus interest through October 2005, with a final payment in November 2005. The note bears interest at 6.45%.

     Substantially all of the Company's assets are collateral for the Company's indebtedness. Future maturities of long-term debt as of December 31, 2002, are as follows (in thousands):

              Year ending December 31,

                       2003                                      $  8,721
                       2004                                         8,732
                       2005                                       209,190
                       2006                                         8,521
                       2007                                        70,414
                                                               -------------
                                                                 $305,578
                                                               =============

4. Property and Equipment

     Property and equipment consists of the following:

                                                        December 31,
                                                     2002           2001
                                              -----------------------------
                                                       (in thousands)

           Land                                   $  4,966       $  3,556
           Buildings and improvements               15,760         13,598
           Aircraft                                  4,433              -
           Warehouse equipment                      15,971         13,745
           Vehicles                                 99,300         79,430
           Office furniture and equipment           13,824         12,920
           Leasehold improvements                   19,962         17,876
                                              -----------------------------
                                                   174,216        141,125
           Less accumulated depreciation            83,341         74,160
                                              -----------------------------
                                                  $ 90,875       $ 66,965
                                              =============================

5. Lease Commitments

     The Company conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2012. Generally, the leases provide that the Company pays all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require the Company to pay real estate taxes.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. Lease Commitments (continued)

     As of December 31, 2002, the real estate for 119 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $14,200,000, $12,532,000 and $11,742,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Rent expense under all leases totaled $25,015,000, $21,884,000 and $20,516,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental payments required as of December 31, 2002, under all leases with initial or remaining terms of more than one year are as follows (in thousands):

             Year ending December 31,
                      2003                              $ 26,820
                      2004                                23,178
                      2005                                20,385
                      2006                                18,301
                      2007                                16,143
                      Thereafter                          19,964
                                                  --------------
                                                       $ 124,791
                                                  ==============

6. Related-Party Transactions

     The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for the years ended December 31:

                                         2002     2001     2000
                                      ----------------------------
                                                  (in thousands)

           Accounts receivable        $    96  $    76   $    58
           Security deposits              323      314       314
           Sales                          215      211       120
           Purchases                    4,164    1,802     2,257
           Rent expense                14,200   12,532    11,742
           Interest income                613      329       300

     The noncurrent receivable from affiliates on the accompanying consolidated balance sheets primarily represents advances to an affiliate to purchase real estate to be used by the Company. Interest on the receivable from affiliates is charged at a rate comparable to the interest rate the Company pays on its Revolver.

     At December 31, 2002 and 2001, the Company had guaranteed debt of the stockholder in the amounts of approximately $1,264,000 and $1,602,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximately $5,064,000 at December 31, 2002 and 2001 with respect to debt of the stockholder and affiliates.

     An insurance captive, owned by the stockholder and his spouse, provides certain insurance coverage to the Company, which is subsequently reinsured in part by third-party insurance carriers. The Company paid an insurance broker, also owned by the stockholder and his spouse, net of reimbursements, approximately $17,077,000, $14,782,000 and $12,832,000 in 2002, 2001 and 2000,
respectively, for claim liabilities, as determined by an independent actuarial service. The Company has a $5,000,000 letter of credit outstanding at December 31, 2002 and 2001 with respect to its potential exposure under certain coverages provided by the affiliated insurance captive.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment test, which required the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, or at the time of the annual impairment test performed at December 31, 2002, and, accordingly, no impairment charge has been recorded.

     The gross carrying value and accumulated amortization by major class of other intangible assets are as follows (in thousands):

                                         December 31, 2002                          December 31, 2001
                               --------------------------------------   --------------------------------------
                                 Gross Carrying      Accumulated           Gross Carrying       Accumulated
                                     Amount          Amortization              Amount          Amortization
                               --------------------------------------   --------------------------------------
Non-compete agreements              $4,650             $1,752                 $4,650              $1,410
Deferred financing costs             4,165              2,898                  3,933               2,694
Other                                  400                 31                    400                   4
                               --------------------------------------   --------------------------------------
                                    $9,215             $4,681                 $8,983              $4,108
                               ======================================   ======================================

     The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized for each of the next five years ending December 31, is as follows (in thousands):

                            2003                  $ 740
                            2004                    740
                            2005                    679
                            2006                    593
                            2007                    447

     As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had these provisions been adopted effective January 1, 2000, the proforma net income would have been $43,532,000 and $15,356,000 for the years ended December 31, 2001 and 2000, respectively.

8. Contingent Liabilities

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

9. Employee Benefit Plan

     The Company sponsors a 401(k) plan covering substantially all employees. Contributions, which are at the discretion of the Company, approximated $1,123,000 in 2002, $527,000 in 2001 and $408,000 in 2000.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10. Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable, accounts payable and borrowings under the Revolver, equipment loans and mortgage and aircraft notes payable approximated fair value at December 31, 2002 and 2000. The value of the Senior Subordinated Notes, based on quoted market prices, is as follows:

                                        December 31,
                                     2002         2001
                                   ---------------------
                                       (in thousands)

          Par value                $63,650      $63,650
          Fair value                65,560       63,968

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

11. Summarized Financial Information about Guarantor Subsidiaries

     The following tables present consolidating financial information for 2002, 2001 and 2000 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2002
(in thousands)                                                       Subsidiary
                                                         ABC         Guarantors     Eliminations   Consolidated
                                                      --------------------------------------------------------
Assets
Current assets:
     Cash                                             $   6,897      $     (96)      $       -       $   6,801
     Accounts receivable, less allowance
       for doubtful accounts                            207,849         11,242          (9,278)        209,813
     Inventories                                        190,971          2,703          (2,625)        191,049
     Intercompany advances                                2,873         (2,873)              -               -
     Prepaid expenses and other                           1,656          1,532               -           3,188
                                                      --------------------------------------------------------
          Total current assets                          410,246         12,508         (11,903)        410,851
Property and equipment, net                              84,491          6,384               -          90,875
Investment in subsidiaries                                4,927              -          (4,927)              -
Receivable from affiliates                               15,692              -               -          15,692
Goodwill                                                 38,851              -               -          38,851
Other intangible assets, net                              4,059            475               -           4,534
Security deposits                                         1,511           (500)              -           1,011
Other assets                                                741             85               -             826
                                                      --------------------------------------------------------
                                                      $ 560,518      $  18,952       $ (16,830)      $ 562,640
                                                      ========================================================
Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                 $ 124,068      $   5,151       $  (9,278)      $ 119,941
     Accrued payroll and benefits                        14,834            752               -          15,586
     Accrued liabilities                                 18,147          1,717               -          19,864
     Current portion of long-term debt                    8,460            261               -           8,721
                                                      --------------------------------------------------------
          Total current liabilities                     165,509          7,881          (9,278)        164,112
Long-term debt                                          293,338          3,519                         296,857
Commitments and contingent liabilities
Stockholder's equity:
     Common stock                                             -              -               -               -
     Additional paid-in capital                           3,779              1              (1)          3,779
     Retained earnings                                   97,892          7,551          (7,551)         97,892
                                                      --------------------------------------------------------
          Total stockholder's equity                    101,671          7,552          (7,552)        101,671
                                                      --------------------------------------------------------
                                                      $ 560,518      $  18,952       $ (16,830)      $ 562,640
                                                      ========================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2001
(in thousands)                                                           Subsidiary
                                                         ABC             Guarantors        Eliminations      Consolidated
                                                      ------------------------------------------------------------------
Assets
Current assets:
     Cash                                             $   6,040          $      74          $       -          $   6,114
     Accounts receivable, less allowance
       for doubtful accounts                            166,746              8,337             (7,830)           167,253
     Inventories                                        158,067              2,183             (2,440)           157,810
     Intercompany advances                               (1,880)             1,880                  -                  -
     Prepaid expenses and other                           2,042                975                  -              3,017
                                                      ------------------------------------------------------------------
          Total current assets                          331,015             13,449            (10,270)           334,194
Property and equipment, net                              65,318              1,647                  -             66,965
Investment in subsidiaries                                4,186                  -             (4,186)                 -
Receivable from affiliates                                4,907                  -                  -              4,907
Goodwill                                                 36,551                  -                  -             36,551
Other intangible assets, net                              4,336                539                  -              4,875
Security deposits                                           796                  -                  -                796
Other assets                                              1,310                 35                  -              1,345
                                                      ------------------------------------------------------------------
                                                      $ 448,419          $  15,670          $ (14,456)         $ 449,633
                                                      ==================================================================
Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                 $ 100,908          $   6,568          $  (7,830)         $  99,646
     Accrued payroll and benefits                        12,161                408                  -             12,569
     Accrued liabilities                                 14,014              1,068                  -             15,082
     Current portion of long-term debt                    9,245              1,000                  -             10,245
                                                      ------------------------------------------------------------------
          Total current liabilities                     136,328              9,044             (7,830)           137,542
Long-term debt                                          236,929                  -                  -            236,929
Commitments and contingent liabilities
Stockholder's equity:
     Common stock                                             -                  -                  -                  -
     Additional paid-in capital                           3,779                  1                 (1)             3,779
     Retained earnings                                   71,383              6,625             (6,625)            71,383
                                                      ------------------------------------------------------------------
          Total stockholder's equity                     75,162              6,626             (6,626)            75,162
                                                      ------------------------------------------------------------------
                                                      $ 448,419          $  15,670          $ (14,456)         $ 449,633
                                                      ==================================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
Year Ended December 31, 2002
(in thousands)

                                                            Subsidiary
                                                 ABC        Guarantors    Eliminations   Consolidated
                                            ----------------------------------------------------------
Net sales                                   $ 1,408,589    $    81,763    $   (65,647)   $ 1,424,705
Cost of sales                                 1,051,013         69,416        (65,336)     1,055,093
                                            ----------------------------------------------------------
Gross profit                                    357,576         12,347           (311)       369,612

Operating expenses                              303,219          9,678           (127)       312,770
Amortization of intangible assets                   305             64              -            369
                                            ----------------------------------------------------------
                                                303,524          9,742           (127)       313,139
                                            ----------------------------------------------------------
Operating income                                 54,052          2,605           (184)        56,473
Other income (expense):
     Interest income                                644              -              -            644
     Interest expense                           (14,866)          (161)             -        (15,027)
                                            ----------------------------------------------------------
                                                (14,222)          (161)             -        (14,383)
                                            ----------------------------------------------------------
Income before provision for income taxes
   and equity in earnings of subsidiaries        39,830          2,444           (184)        42,090
Provision for income taxes                          972              9              -            981
                                            ----------------------------------------------------------
                                                 38,858          2,435           (184)        41,109
Equity in earnings of subsidiaries                2,251              -         (2,251)             -
                                            ----------------------------------------------------------
Net income                                  $    41,109    $     2,435    $    (2,435)   $    41,109
                                            ==========================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
Year Ended December 31, 2001
(in thousands)

                                                                     Subsidiary
                                                      ABC            Guarantors     Eliminations     Consolidated
                                                  ---------------------------------------------------------------
 Net sales                                        $  1,377,645       $   61,603      $ (57,718)      $  1,381,530
 Cost of sales                                       1,043,850           50,961        (57,619)         1,037,192
                                                  ---------------------------------------------------------------
 Gross profit                                          333,795           10,642            (99)           344,338

 Operating expenses                                    273,805            6,842              -            280,647
 Amortization of intangible assets                       1,601               10              -              1,611
                                                  ---------------------------------------------------------------
                                                       275,406            6,852              -            282,258
                                                  ---------------------------------------------------------------
 Operating income                                       58,389            3,790            (99)            62,080
 Other income (expense):
      Interest income                                      365                -              -                365
      Interest expense                                 (19,344)               -              -            (19,344)
                                                  ---------------------------------------------------------------
                                                       (18,979)               -              -            (18,979)
                                                  ---------------------------------------------------------------
 Income before provision for income taxes
    and equity in earnings of subsidiaries              39,410            3,790            (99)            43,101
 Provision for income taxes                                856                9              -                865
                                                  ---------------------------------------------------------------
                                                        38,554            3,781            (99)            42,236
 Equity in earnings of subsidiaries                      3,682                -         (3,682)                 -
                                                  ---------------------------------------------------------------
 Net income                                       $     42,236       $    3,781      $  (3,781)      $     42,236
                                                  ===============================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings
Year Ended December 31, 2000

(in thousands)

                                                                  Subsidiary
                                                      ABC         Guarantors    Eliminations      Consolidated
                                               ------------------------------------------------------------------
Net sales                                         $ 1,236,118      $ 55,874      $ (53,055)       $ 1,238,937
Cost of sales                                         942,862        46,452        (52,687)           936,627
                                              ------------------------------------------------------------------
Gross profit                                          293,256         9,422           (368)           302,310

Operating expenses                                    256,334         6,385              -            262,719
Amortization of intangible assets                       1,601             -              -              1,601
                                              ------------------------------------------------------------------
                                                      257,935         6,385              -            264,320
                                              ------------------------------------------------------------------
Operating income                                       35,321         3,037           (368)            37,990
Other income (expense):
     Interest income                                      340             -              -                340
     Interest expense                                 (25,033)            -              -            (25,033)
                                              ------------------------------------------------------------------
                                                      (24,693)            -              -            (24,693)
                                              ------------------------------------------------------------------
Income before provision for income taxes,
   equity in earnings of subsidiaries and
   extraordinary item                                  10,628         3,037           (368)            13,297
Provision for income taxes                                268            12              -                280
                                              ------------------------------------------------------------------
                                                       10,360         3,025           (368)            13,017
Equity in earnings of subsidiaries                      2,657             -         (2,657)                 -
                                              ------------------------------------------------------------------
Income before extraordinary item                       13,017         3,025         (3,025)            13,017
Extraordinary item                                      1,043             -              -              1,043
                                              ------------------------------------------------------------------
Net income                                        $    14,060      $  3,025      $  (3,025)       $    14,060
                                              ==================================================================

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2002
(in thousands)

                                                                                   Subsidiary
                                                                         ABC       Guarantors    Eliminations  Consolidated
                                                                     ---------------------------------------------------------
Operating activities
Net income                                                             $ 41,109      $  2,435      $ (2,435)     $ 41,109
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                         14,561           591             -        15,152
    Amortization                                                            305            64             -           369
    Amortization of deferred financing costs                                315             -             -           315
    Provision for doubtful accounts                                      11,190             -             -        11,190
    Loss on disposal of property and equipment                              367             5             -           372
    Changes in operating assets and liabilities:
        Accounts receivable                                              (9,441)       (2,906)        1,449       (10,898)
        Inventories                                                     (11,496)         (520)          184       (11,832)
        Prepaid expenses and other                                          617          (557)            -            60
        Security deposits                                                  (556)          500             -           (56)
        Other assets                                                     (4,185)        4,704             -           519
        Accounts payable                                                  8,536        (1,417)       (1,449)        5,670
        Accrued liabilities                                               3,079           993             -         4,072
                                                                     ---------------------------------------------------------
            Cash provided by operating activities                        54,401         3,892        (2,251)       56,042

Investing activities
Additions to property and equipment                                     (25,097)       (1,417)            -       (26,514)
Proceeds from disposal of property and
  equipment                                                                 660            33             -           693
Acquisitions of businesses                                              (58,261)            -             -       (58,261)
Investment in subsidiaries                                               (2,251)            -         2,251             -
                                                                     ---------------------------------------------------------
            Cash used in investing activities                           (84,949)       (1,384)        2,251       (84,082)

Financing activities
Net borrowings under line of credit                                      39,475             -             -        39,475
Proceeds from long-term debt                                             21,000             -             -        21,000
Payments on long-term debt                                               (4,851)       (1,169)            -        (6,020)
Net change in receivable from affiliates                                (10,785)            -             -       (10,785)
Distributions to stockholder                                            (13,091)       (1,509)            -       (14,600)
Deferred financing costs                                                   (343)            -             -          (343)
                                                                     ---------------------------------------------------------
            Cash provided by (used in) financing activities              31,405        (2,678)            -        28,727
                                                                     ---------------------------------------------------------
Net increase (decrease) in cash                                             857          (170)            -           687
            Cash at beginning of year                                     6,040            74             -         6,114
                                                                     ---------------------------------------------------------
            Cash at end of year                                        $  6,897      $    (96)     $      -      $  6,801
                                                                     =========================================================

Supplemental disclosures of cash flows
  information are as follows:
            Cash paid for interest                                     $ 14,429      $    161      $      -      $ 14,590
            Cash paid for income taxes                                      922             9             -           931

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2001
(in thousands)

                                                                          Subsidiary
                                                                ABC       Guarantors     Eliminations    Consolidated
                                                            ---------------------------------------------------------
Operating activities
Net income                                                  $   42,236    $    3,781     $     (3,781)   $     42,236
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                15,045           257                -          15,302
    Amortization                                                 1,601            10                -           1,611
    Amortization of deferred financing costs                       623             -                -             623
    Provision for doubtful accounts                              8,116             -                -           8,116
    Loss on disposal of property and equipment                     302             6                -             308
    Changes in operating assets and liabilities:
        Accounts receivable                                    (31,661)         (269)           1,021         (30,909)
        Inventories                                             (3,807)          230               99          (3,478)
        Prepaid expenses and other                                (129)           12                -            (117)
        Security deposits                                           73             -                -              73
        Other assets                                            (2,476)        2,635                -             159
        Accounts payable                                        21,795           238           (1,021)         21,012
        Accrued liabilities                                      5,462           184                -           5,646
                                                            ---------------------------------------------------------
            Cash provided by operating activities               57,180         7,084           (3,682)         60,582

Investing activities
Additions to property and equipment                            (15,449)         (308)               -         (15,757)
Proceeds from disposal of property and
   equipment                                                       835            20                -             855
Acquisitions of businesses                                      (2,692)       (2,802)               -          (5,494)
Investment in subsidiaries                                      (3,682)            -            3,682               -
                                                            ---------------------------------------------------------
            Cash used in investing activities                  (20,988)       (3,090)           3,682         (20,396)

Financing activities
Net payments under line of credit                              (15,300)            -                -         (15,300)
Proceeds from long-term debt                                     1,388             -                -           1,388
Payments on long-term debt                                     (17,461)            -                -         (17,461)
Net change in receivable from affiliates                        (1,456)            -                -          (1,456)
Distributions to stockholder                                    (1,974)       (4,278)               -          (6,252)
                                                            ---------------------------------------------------------
            Cash used in financing activities                  (34,803)       (4,278)               -         (39,031)
                                                            ---------------------------------------------------------
Net increase (decrease) in cash                                  1,389          (284)               -           1,105
            Cash at beginning of year                            4,651           358                -           5,009
                                                            ---------------------------------------------------------
            Cash at end of year                             $    6,040    $       74     $          -    $      6,114
                                                            =========================================================

Supplemental disclosures of cash flows
   information are as follows:
        Cash paid for interest                              $   19,424    $        -     $          -    $     19,424
        Cash paid for income taxes                                 556             9                -             565

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2000
(in thousands)

                                                                                   Subsidiary
                                                                         ABC       Guarantors    Eliminations  Consolidated
                                                                     -------------------------------------------------------

Operating activities
Net income                                                           $   14,060   $   3,025     $   (3,025)     $  14,060
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                         14,402         235              -         14,637
    Amortization                                                          1,601           -              -          1,601
    Amortization of deferred financing costs                                360           -              -            360
    Provision for doubtful accounts                                       7,323           -              -          7,323
    Loss on disposal of property and equipment                            1,089          26              -          1,115
    Extraordinary item                                                   (1,043)          -              -         (1,043)
    Changes in operating assets and liabilities:
        Accounts receivable                                              (4,983)         45            (71)        (5,009)
        Inventories                                                     (15,500)        183            368        (14,949)
        Prepaid expenses and other                                          547         264              -            811
        Security deposits                                                  (129)          -              -           (129)
        Other assets                                                      6,273      (4,454)        (1,547)           272
        Accounts payable                                                 (6,307)      2,373             71         (3,863)
        Accrued liabilities                                                (647)        247              -           (400)
                                                                     -------------------------------------------------------
            Cash provided by operating activities                        17,046       1,944         (4,204)        14,786

Investing activities
Additions to property and equipment                                     (15,752)       (143)             -        (15,895)
Proceeds from disposal of property and
   equipment                                                              1,698          35              -          1,733
Acquisitions of businesses                                               (2,495)          -              -         (2,495)
Investment in subsidiaries                                               (2,657)          -          2,657              -
                                                                     -------------------------------------------------------
            Cash used in investing activities                           (19,206)       (108)         2,657        (16,657)

Financing activities
Net borrowings (payments) under line of credit                           14,578      (1,547)         1,547         14,578
Payments on long-term debt                                              (11,727)          -              -        (11,727)
Net change in receivable from affiliates                                  1,868           -              -          1,868
Distributions to stockholder                                             (2,556)          -              -         (2,556)
                                                                     -------------------------------------------------------
            Cash provided by (used in) financing
              activities                                                  2,163      (1,547)         1,547          2,163
                                                                     -------------------------------------------------------
Net increase in cash                                                          3         289              -            292
            Cash at beginning of year                                     4,648          69              -          4,717
                                                                     -------------------------------------------------------
            Cash at end of year                                      $    4,651   $     358     $        -      $   5,009
                                                                     =======================================================

Supplemental disclosures of cash flows
   information are as follows:
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

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12. Quarterly Results of Operations (Unaudited)

                                                    Year ended December 31, 2002
                                       ------------------------------------------------------
                                       1st Quarter    2nd Quarter  3rd Quarter    4th Quarter
                                       ------------------------------------------------------
                Net sales              $   266,362    $   390,313  $   416,397    $   351,633
                Gross profit                66,041         98,210      107,080         98,281
                Net income (loss)           (4,249)        12,545       20,843         11,970

                                                    Year ended December 31, 2001
                                       ------------------------------------------------------
                                       1st Quarter    2nd Quarter  3rd Quarter    4th Quarter
                                       ------------------------------------------------------
                Net sales              $   247,483    $   370,828  $   409,262    $   353,957
                Gross profit                59,553         89,324      101,522         93,939
                Net income (loss)           (6,562)        12,145       20,573         16,080

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 20, 2003.

                            AMERICAN BUILDERS & CONTRACTORS
                            SUPPLY CO., INC.


                                 By: /s/ Kenneth A. Hendricks
                                     -------------------------
                                 Kenneth A. Hendricks
                                 Chief Executive Officer, Chairman of the Board


                                 By: /s/ David Luck
                                     -----------------
                                 David Luck
                                 Chief Operating Officer, Director


                                 By: /s/ Diane M. Hendricks
                                     -------------------------
                                 Diane M. Hendricks
                                 Executive Vice President, Director


                                 By: /s/ Kendra A. Story
                                     ----------------------
                                 Kendra A. Story
                                 Chief Financial Officer, Treasurer, Director

Section 302 Certification Requirements

CERTIFICATIONS

I, Kenneth A. Hendricks, certify that:

1. I have reviewed this annual report on Form 10-K of American Builders & Contractors Supply Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ Kenneth A. Hendricks
-----------------------------
[Signature]
Chief Executive Officer

Section 302 Certification Requirements

CERTIFICATIONS

I, Kendra A. Story, certify that:

1. I have reviewed this annual report on Form 10-K of American Builders & Contractors Supply Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ Kendra A. Story
------------------------------
[Signature]
Chief Financial Officer

                                 EXHIBITS INDEX

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

3.6 By-laws of Amcraft [Incorporated by reference to exhibit 3.6 to the Company's Registration Statement on Form S-4 (File No. 33-26991)].

3.7 Certificate of Incorporation of VH Manufacturing Acquisition Co., Inc., By-laws of VH Manufacturing Acquisition Co., Inc. and Certificate of Amendment of Certificate of Incorporation of Vande Hey Raleigh Roof Tile Manufacturing, Inc. [Incorporated by reference to exhibit 3.7 to the Company's Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

3.8 Certificate of Incorporation of VH Contractor Acquisition Co., Inc., By-laws of VH Contractor Acquisition Co., Inc. Certificate of Amendment of Certificate of Incorporation of Vande Hey Roof Tile Installation, Inc. [Incorporated by reference to exhibit 3.8 to the Company's Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

3.9 Articles of Incorporation of M-H Manufacturing Co., Inc., By-laws of M-H Manufacturing Co., Inc.

3.10 Articles of Organization of Seven KH Aviation, LLC, Operating Agreement of Seven KH Aviation, LLC.

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

10.4 Amended and Restated Patent, Trademark and License Mortgage by the Company in favor of NationsBank of Texas, N.A., as agent for the lenders under the Credit Agreement, as amended [Incorporated by reference to exhibit 10.7 to the Company's Registration on Form S-4 (File No. 33-26991)].

10.5 Employment Agreement, dated as of May 1, 1998 between the Company and David Luck. [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending June 30, 1998 (File No. 33-26991)]

10.6 Employment Agreement, dated as of November 30, 1998, between the Company and Robert Bartels. [Incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the period ending December 31, 1998 (File No. 33-26991)]

10.7 Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto dated as of March 21, 2002. [Incorporated by reference to exhibit 10.20 to the Company's Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

10.8 First Amendment to Third Amended and Restated Loan and Security Agreement, dated September 30, 2002, among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto. [Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 2002 (File No. 33-26991)]

21.1 Subsidiaries of the Company, Mule-Hide, Amcraft, Vande Hey Roof Tile Installation, Inc., Vande Hey Raleigh Roof Tile Manufacturing, Inc., Mule-Hide Manufacturing Co., Inc. and Seven KH Aviation, LLC.

                AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2000 and 1999
                                 (in thousands)

                                                Balance at     Additions
                                                Beginning     Charged to     Deductions     Balance at
Description                                      of Year        Expense          (1)        End of Year
-----------                                    -----------   -------------  ------------   -------------
Accounts Receivable--Allowance for
  doubtful accounts:
      2002                                        $7,595        $11,190        $9,540          $9,245
      2001                                         6,075          8,116         6,596           7,595
      2000                                         6,975          7,323         8,223           6,075

(1) Consist of charge-offs, net of recoveries