Form 10-Q
period 2003-03-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2003-05-07
CIK 1039096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                                    Commission File No. 33-26991

                American Builders & Contractors Supply Co., Inc.
              -----------------------------------------------------
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

Common Stock, $0.01 par value, 147.04 shares as of May 1, 2003

The Registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets - March 31, 2003 and December 31,
       2002
     Condensed consolidated statements of operations and retained earnings -
       Three months ended March 31, 2003 and March 31, 2002
     Condensed consolidated statements of cash flows - Three months ended March
       31, 2003 and March 31, 2002
     Notes to condensed consolidated financial statements - March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certification of Periodic Report

Part I.  Financial Information

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                                       March 31,          December 31,
        ASSETS                                                           2003                 2002
                                                                    ---------------     ---------------
        Current assets:
           Cash                                                       $    3,207          $    6,801
           Accounts receivable                                           203,266             209,813
           Inventories                                                   266,333             191,049
           Prepaid expenses and other                                      3,694               3,188
                                                                    ---------------     ---------------
        Total current assets                                             476,500             410,851

        Property and equipment, net                                       89,586              90,875
        Receivable from affiliates                                        14,946              15,692
        Goodwill                                                          38,951              38,851
        Other intangible assets                                            4,520               4,534
        Security deposits                                                  1,043               1,011
        Other assets                                                         993                 826
                                                                    ---------------     ---------------
                                                                      $  626,539          $  562,640
                                                                    ===============     ===============
        LIABILITIES AND STOCKHOLDER'S EQUITY
        Current liabilities:
           Accounts payable                                           $  203,035          $  119,941
           Accrued payroll and benefits                                   16,536              15,586
           Accrued liabilities                                            19,706              19,864
           Current portion of long-term debt                               9,026               8,721
                                                                    ---------------     ---------------
        Total current liabilities                                        248,303             164,112

        Long-term debt                                                   287,344             296,857
        Contingent liabilities (Note 2)
        Stockholder's equity:
           Common stock                                                      ---                 ---
           Additional paid-in capital                                      3,779               3,779
           Retained earnings                                              87,113              97,892
                                                                    ---------------     ---------------
        Total stockholder's equity                                        90,892             101,671
                                                                    ---------------     ---------------
                                                                      $  626,539          $  562,640
                                                                    ===============     ===============

See notes to unaudited condensed consolidated financial statements.


Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)
                                 (in thousands)


                                                             Three months ended March 31,
                                                     -------------------------------------------
                                                          2003                       2002
                                                     -------------------------------------------
       Net sales                                     $    326,771              $    266,362
       Cost of sales                                      244,634                   200,321
                                                     ----------------          -----------------
       Gross profit                                        82,137                    66,041

       Operating expenses                                  82,186                    66,672
       Amortization of intangible assets                       92                        92
                                                     ----------------          -----------------
                                                           82,278                    66,764
                                                     ----------------          -----------------
       Operating loss                                        (141)                     (723)

       Other income (expense):
          Interest income                                     186                       115
          Interest expense                                 (3,861)                   (3,427)
                                                     ----------------          -----------------
                                                           (3,675)                   (3,312)
                                                     ----------------          -----------------
       Loss before provision for income taxes              (3,816)                   (4,035)
       Provision for income taxes                             163                       214
                                                     ----------------          -----------------
       Net loss                                            (3,979)                   (4,249)

       Retained earnings at beginning of period            97,892                    71,383
       Distributions to sole stockholder                   (6,800)                        -
                                                     ----------------          -----------------
       Retained earnings at end of period            $     87,113              $     67,134
                                                     ================          =================

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                      Three months ended March 31,
                                                                -------------------------------------------
                                                                      2003                      2002
                                                                -------------------------------------------
    Operating activities
    Net loss                                                      $   (3,979)                $   (4,249)
    Adjustments to reconcile net loss to cash provided by
       operating activities:
          Depreciation                                                 3,997                      3,609
          Amortization                                                    92                         92
          Amortization of deferred financing costs                        93                         69
          Provision for doubtful accounts                              1,601                      1,487
          Loss on disposal of property and equipment                     157                         64
          Changes in operating assets and liabilities, net of
           acquisitions:
              Accounts receivable                                      5,142                      7,787
              Inventories                                            (74,725)                   (62,377)
              Prepaid expenses and other                                (505)                       458
              Other assets                                              (199)                      (261)
              Accounts payable                                        83,094                     84,687
              Accrued liabilities                                        792                      1,378
                                                                -----------------          ----------------
    Cash provided by operating activities                             15,560                     32,744

    Investing activities
    Additions to property and equipment                               (3,116)                    (3,820)
    Proceeds from disposal of property and equipment                     299                        145
    Acquisitions of businesses                                          (904)                    (4,478)
                                                                -----------------          ----------------
    Cash used in investing activities                                 (3,721)                    (8,153)

    Financing activities
    Net payments under line of credit                                (13,728)                   (18,402)
    Proceeds from long-term debt                                       6,750                          -
    Payments on long-term debt                                        (2,229)                    (1,032)
    Change in net receivable from affiliates                             745                     (7,765)
    Distributions to sole stockholder                                 (6,800)                         -
    Payments of debt financing costs                                    (171)                      (313)
                                                                -----------------          ----------------
    Cash used in financing activities                                (15,433)                   (27,512)
                                                                -----------------          ----------------

    Net decrease in cash                                              (3,594)                    (2,921)
    Cash at beginning of period                                        6,801                      6,114
                                                                -----------------          ----------------
    Cash at end of period                                         $    3,207                 $    3,193
                                                                =================          ================

See notes to unaudited condensed consolidated financial statements.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2003

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.'s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Contingent Liabilities

     At March 31, 2003 and December 31, 2002, the Company had guaranteed debt of the stockholder in the amount of $1,264,000, for both periods. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amount of $5,064,000 at March 31, 2003 and December 31, 2002, with respect to debt of the Company's stockholder and affiliates.

3.   Guarantor Subsidiaries

     The following tables present condensed consolidating financial information for the three months ended March 31, 2003 and 2002 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet
March 31, 2003
(in thousands)                                                  Subsidiary
                                                      ABC       Guarantors    Eliminations    Consolidated
                                                   ---------------------------------------------------------
Assets
Current assets:
     Cash                                          $    3,349   $    (142)     $       -       $    3,207
     Accounts receivable                              200,259      15,901        (12,894)         203,266
     Inventories                                      266,189       2,918         (2,774)         266,333
     Intercompany advances                              3,503      (3,503)             -                -
     Prepaid expenses and other                         1,830       1,864              -            3,694
                                                   --------------------------------------------------------
Total current assets                                  475,130      17,038        (15,668)         476,500

Property and equipment, net                            83,298       6,288              -           89,586
Investment in subsidiaries                              4,625           -         (4,625)               -
Receivable from affiliates                             14,946           -              -           14,946
Goodwill                                               38,951           -              -           38,951
Other intangible assets                                 4,061         459              -            4,520
Security deposits                                       1,543        (500)             -            1,043
Other assets                                              597         396              -              993
                                                   --------------------------------------------------------
                                                   $  623,151   $  23,681      $ (20,293)      $  626,539
                                                   ========================================================

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                              $  206,202   $   9,727      $ (12,894)      $  203,035
     Accrued payroll and benefits                      15,654         882              -           16,536
     Accrued liabilities                               17,749       1,957              -           19,706
     Current portion of long-term debt                  8,762         264              -            9,026
                                                   --------------------------------------------------------
          Total current liabilities                   248,367      12,830        (12,894)         248,303

Long-term debt                                        283,892       3,452              -          287,344
Contingent liabilities
Stockholder's equity:
     Common stock                                           -           -              -                -
     Additional paid-in capital                         3,779           1             (1)           3,779
     Retained earnings                                 87,113       7,398         (7,398)          87,113
                                                   --------------------------------------------------------
          Total stockholder's equity                   90,892       7,399         (7,399)          90,892
                                                   --------------------------------------------------------
                                                   $  623,151   $  23,681      $ (20,293)      $  626,539
                                                   ========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Consolidating Balance Sheet
December 31, 2002
(in thousands)                                                  Subsidiary
                                                      ABC       Guarantors    Eliminations    Consolidated
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
                                                   ========================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2003
(in thousands)
                                                              Subsidiary
                                                   ABC        Guarantors      Eliminations    Consolidated
                                              --------------------------------------------------------------
Net sales                                       $  321,762    $   22,796      $   (17,787)     $  326,771
Cost of sales                                      242,569        19,660          (17,595)        244,634
                                              --------------------------------------------------------------
Gross profit                                        79,193         3,136             (192)         82,137

Operating expenses                                  79,375         2,854              (43)         82,186
Amortization of intangible assets                       76            16                -              92
                                              --------------------------------------------------------------
                                                    79,451         2,870              (43)         82,278
                                              --------------------------------------------------------------
Operating income (loss)                               (258)          266             (149)           (141)
Other income (expense):
     Interest income                                   186             -                -             186
     Interest expense                               (3,827)          (34)               -          (3,861)
                                              --------------------------------------------------------------
                                                    (3,641)          (34)               -          (3,675)
                                              --------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of                  (3,899)          232             (149)         (3,816)
   subsidiaries
Provision for income taxes                             163             -                -             163
                                              --------------------------------------------------------------
                                                    (4,062)          232             (149)         (3,979)
Equity in earnings of subsidiaries                      83             -              (83)              -
                                              --------------------------------------------------------------
Net income (loss)                               $   (3,979)   $      232      $      (232)     $   (3,979)
                                              ==============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2002
(in thousands)
                                                              Subsidiary
                                                   ABC        Guarantors      Eliminations    Consolidated
                                              --------------------------------------------------------------
Net sales                                       $  264,774    $   15,168      $   (13,580)     $  266,362
Cost of sales                                      201,026        12,740          (13,445)        200,321
                                              --------------------------------------------------------------
Gross profit                                        63,748         2,428             (135)         66,041

Operating expenses                                  64,547         2,125                -          66,672
Amortization of intangible assets                       76            16                -              92
                                              --------------------------------------------------------------
                                                    64,623         2,141                -          66,764
                                              --------------------------------------------------------------
Operating income (loss)                               (875)          287             (135)           (723)
Other income (expense):
     Interest income                                   115             -                -             115
     Interest expense                               (3,404)          (23)               -          (3,427)
                                              --------------------------------------------------------------
                                                    (3,289)          (23)               -          (3,312)
                                              --------------------------------------------------------------
Income (loss) before provision for income
   taxes and equity in earnings of
   subsidiaries                                     (4,164)          264             (135)         (4,035)
Provision for income taxes                             214             -                -             214
                                              --------------------------------------------------------------
                                                    (4,378)          264             (135)         (4,249)
Equity in earnings of subsidiaries                     129             -             (129)              -
                                              --------------------------------------------------------------
Net income (loss)                               $   (4,249)   $      264      $      (264)     $   (4,249)
                                              ==============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2003
(in thousands)                                                             Subsidiary
                                                               ABC         Guarantors    Eliminations    Consolidated
                                                           ------------------------------------------------------------
Operating activities
Net income (loss)                                          $    (3,979)    $      232    $      (232)      $   (3,979)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation                                                 3,820            177              -            3,997
    Amortization                                                    76             16              -               92
    Amortization of deferred financing costs                        93              -              -               93
    Provision for doubtful accounts                              1,601              -              -            1,601
    Loss on disposal of property and equipment                     152              5              -              157
    Change in operating assets and liabilities:
      Accounts receivable                                        6,186         (4,659)         3,615            5,142
      Inventories                                              (74,658)          (216)           149          (74,725)
      Prepaid expenses and other                                  (174)          (331)             -             (505)
      Other assets                                                (517)           318              -             (199)
      Accounts payable                                          82,133          4,576         (3,615)          83,094
      Accrued liabilities                                          422            370              -              792
                                                           ------------------------------------------------------------
        Cash provided by (used in) operating activities         15,155            488            (83)          15,560

Investing activities
Additions to property and equipment                             (2,990)          (126)             -           (3,116)
Proceeds from disposal of property and equipment                   258             41              -              299
Acquisitions of businesses                                        (904)             -              -             (904)
Investment in subsidiaries                                         (83)             -             83                -
                                                           ------------------------------------------------------------
        Cash provided (used in) investing activities            (3,719)           (85)            83           (3,721)

Financing activities
Net payments under line of credit                              (13,728)             -              -          (13,728)
Proceeds from long-term debt                                     6,750              -              -            6,750
Payments on long-term debt                                      (2,165)           (64)             -           (2,229)
Change in net receivable from affiliates                           745              -              -              745
Distributions to stockholder                                    (6,415)          (385)             -           (6,800)
Payments of debt financing costs                                  (171)             -              -             (171)
                                                           ------------------------------------------------------------
        Cash used in financing activities                      (14,984)          (449)             -          (15,433)
                                                           ------------------------------------------------------------

Net decrease in cash                                            (3,548)           (46)             -           (3,594)
        Cash at beginning of period                              6,897            (96)             -            6,801
                                                           ------------------------------------------------------------
        Cash at end of period                              $     3,349     $     (142)   $         -       $    3,207
                                                           ============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)

3.  Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2002
(in thousands)                                                             Subsidiary
                                                               ABC         Guarantors    Eliminations    Consolidated
                                                           ------------------------------------------------------------
Operating activities
Net income (loss)                                          $    (4,249)    $      264    $      (264)      $   (4,249)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation                                                 3,501            108              -            3,609
    Amortization                                                    76             16              -               92
    Amortization of deferred financing costs                        69              -              -               69
    Provision for doubtful accounts                              1,487              -              -            1,487
    Loss on disposal of property and equipment                      63              1              -               64
    Change in operating assets and liabilities:
      Accounts receivable                                        7,559         (1,529)         1,757            7,787
      Inventories                                              (62,305)          (207)           135          (62,377)
      Prepaid expenses and other                                   463             (5)             -              458
      Other assets                                                 133           (394)             -             (261)
      Accounts payable                                          84,551          1,893         (1,757)          84,687
      Accrued liabilities                                        1,321             57              -            1,378
                                                          -------------------------------------------------------------
        Cash provided by (used in) operating activities         32,669            204           (129)          32,744

Investing activities
Additions to property and equipment                             (3,674)          (146)             -           (3,820)
Proceeds from disposal of property and equipment                   131             14              -              145
Acquisitions of businesses                                      (4,478)             -              -           (4,478)
Investment in subsidiaries                                        (129)             -            129                -
                                                          -------------------------------------------------------------
        Cash provided (used in) investing activities            (8,150)          (132)           129           (8,153)

Financing activities
Net payments under line of credit                              (18,402)             -              -          (18,402)
Payments on long-term debt                                      (1,032)             -              -           (1,032)
Change in net receivable from affiliates                        (7,765)             -              -           (7,765)
Payments of debt financing costs                                  (313)             -              -             (313)
                                                          -------------------------------------------------------------
        Cash used in financing activities                      (27,512)             -              -          (27,512)
                                                          -------------------------------------------------------------

Net increase (decrease) in cash                                 (2,993)            72              -           (2,921)
        Cash at beginning of period                              6,040             74              -            6,114
                                                          -------------------------------------------------------------
        Cash at end of period                              $     3,047     $      146    $         -       $    3,193
                                                          =============================================================

        American Builders & Contractors Supply Co., Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

4.   Comprehensive Income (Loss)

    The Company's comprehensive income (loss) for the three months ended March 31, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, was identical to the actual income (loss) reported for those periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 256 distribution centers located in 43 states as of March 31, 2003. Since January 1, 2003, the Company has completed one acquisition of 2 locations which were consolidated into existing ABC locations, opened three distribution centers, consolidated two additional distribution centers and closed one distribution center.

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

Results of Operations

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 2003 and 2002:

                                                         Three months ended March 31,
                                                  -------------------------------------------
                                                       2003                       2002
                                                  -------------------------------------------
         Income statement data:

         Net sales                                        100.0%                    100.0%
         Cost of sales                                     74.9                      75.2
                                                  ----------------          -----------------
         Gross profit                                      25.1                      24.8

         Operating expenses                                25.1                      25.1
         Amortization of intangible assets                  0.0                       0.0
                                                  ----------------          -----------------
         Total operating expenses                          25.1                      25.1
                                                  ----------------          -----------------
         Operating loss                                    (0.0)%                    (0.3)%
                                                  ================          =================

Comparison of the Three-Month Period Ended March 31, 2003 to the Three-Month Period Ended March 31, 2002

     The Company's results of operations are affected by the seasonal nature of the roofing and siding business. See "Seasonality."

     Net sales for the three months ended March 31, 2003 increased by 22.7% to $326.8 million from $266.4 million for the three months ended March 31, 2002, primarily due to the 2002 acquisition activity. Comparable distribution centers sales growth was 2.0%. Increases in comparable distribution center sales are due primarily to increases in volume.

     Gross profit for the three months ended March 31, 2003 increased by 24.4%, to $82.1 million from $66.0 million for the three months ended March 31, 2002, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, was 25.1% in 2003, as compared to 24.8% for the three months ended March 31, 2002. Gross profit, as a percentage of net sales, increased primarily due to management's continued focus on selling higher gross profit margin products.

     Operating expenses increased by $15.5 million to $82.2 million from $66.7 million for the three months ended March 31, 2003 and 2002, respectively, primarily as a result of increased sales. As a percent of net sales, operating expenses for the three months ended March 31, remained constant at 25.1% in 2003 and 2002.

     Operating loss for the three months ended March 31, 2003 decreased by $0.6 million to a loss of $0.1 million from a $0.7 million loss for the same period in 2002 as a result of the factors discussed above.

     Interest expense for the three months ended March 31, 2003 increased by $0.4 million or 12.7% to $3.8 million from $3.4 million for the three months ended March 31, 2002, primarily as a result of an increase in the Company's average borrowing levels, being partially offset by a decrease in rates on the Company's LIBOR and prime rate borrowings

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $15.6 million and $32.7 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was due primarily to an increase in inventories, primarily as a result of the 2002 acquisition activity, as well as a reduction in the increase of accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities decreased to $3.7 million from $8.2 million for the three months ended March 31, 2003 and 2002, respectively, due to a lesser number of acquisitions of businesses.

     Cash Flows from Financing Activities. Net cash used in financing activities was $15.4 million and $27.5 million for the three months ended March 31, 2003 and 2002, respectively, due to a decrease in the net payment under the line of credit and a distribution made to the stockholder, which were offset by proceeds from long-term debt and the change in receivable from affiliates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and have not materially changed since that report was filed.

Item 4.  Controls and Procedures

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on May 7, 2003.

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

Date: May 7, 2003
     ------------------

   /s/ Kenneth A. Hendricks
------------------------------
[Signature]
Chief Executive Officer

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

Date: May 7, 2003
---------------------

   /s/ Kendra A. Story
---------------------------
[Signature]
Chief Financial Officer