Form 10-Q
period 2003-06-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2003-08-14
CIK 1039096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 33-26991

American Builders & Contractors Supply Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	5033	39-1413708
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

One ABC Parkway Beloit, Wisconsin	53511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (608) 362-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 147.04 shares as of August 1, 2003

The Registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934

Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—June 30, 2003 and December 31, 2002

Condensed consolidated statements of income and retained earnings—Three months ended June 30, 2003 and 2002; Six months ended June 30, 2003 and 2002

Condensed consolidated statements of cash flows—Six months ended June 30, 2003 and 2002

Notes to condensed consolidated financial statements—June 30, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Financial Information

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

ASSETS	June 30, 2003	December 31, 2002
Current assets:
Cash	$3,042	$6,801
Accounts receivable	252,875	209,813
Inventories	262,195	191,049
Prepaid expenses and other	3,890	3,188

Total current assets	522,002	410,851
Property and equipment, net	91,199	90,875
Net receivable from affiliates	14,284	15,692
Goodwill	38,951	38,851
Other intangible assets	4,428	4,534
Security deposits	1,094	1,011
Other assets	615	826

	$672,573	$562,640

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$199,071	$119,941
Accrued payroll and benefits	13,293	15,586
Accrued liabilities	17,594	19,864
Current portion of long-term debt	9,029	8,721

Total current liabilities	238,987	164,112

Long-term debt	348,118	296,857
Contingent liabilities (Note 2)
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	3,779	3,779
Retained earnings	81,689	97,892

Total stockholder’s equity	85,468	101,671

	$672,573	$562,640

See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Retained Earnings (Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$469,962	$390,312	$796,733	$656,675
Cost of sales	352,464	292,102	597,098	492,424

Gross profit	117,498	98,210	199,635	164,251

Operating expenses	96,100	81,995	178,286	148,667
Amortization of intangible assets	92	92	184	184

	96,192	82,087	178,470	148,851

Operating income	21,306	16,123	21,165	15,400
Other income (expense):
Interest income	183	164	369	279
Interest expense	(3,993)	(3,588)	(7,854)	(7,015)

	(3,810)	(3,424)	(7,485)	(6,736)

Income before provision for income taxes	17,496	12,699	13,680	8,664
Provision for income taxes	320	154	483	368

Net income	17,176	12,545	13,197	8,296

Retained earnings at beginning of period	87,113	67,134	97,892	71,383
Distributions to sole stockholder	(22,600)	(6,800)	(29,400)	(6,800)

Retained earnings at end of period	$81,689	$72,879	$81,689	$72,879

See notes to unaudited condensed consolidated financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities
Net income	$13,197	$8,296
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	8,291	7,434
Amortization	184	184
Amortization of deferred financing costs	189	154
Provision for doubtful accounts	5,412	4,585
Loss on disposal of property and equipment	199	128
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,829)	(36,469)
Inventories	(70,586)	(66,102)
Prepaid expenses and other	(701)	112
Other assets	127	(245)
Accounts payable	77,682	91,398
Accrued liabilities	(4,562)	1,441

Cash provided by (used in) operating activities	(17,397)	10,916

Investing activities
Additions to property and equipment	(9,161)	(13,859)
Proceeds from disposal of property and equipment	395	331
Acquisitions of businesses	(904)	(5,892)

Cash used in investing activities	(9,670)	(19,420)

Financing activities
Net borrowings under line of credit	49,302	21,778
Proceeds from long-term debt	6,750	—
Payments on long-term debt	(4,484)	(2,111)
Change in net receivable from affiliates	1,408	(7,021)
Distributions to stockholder	(29,400)	(6,800)
Payments of debt financing costs	(268)	(313)

Cash provided by financing activities	23,308	5,533

Net decrease in cash	(3,759)	(2,971)
Cash at beginning of period	6,801	6,114

Cash at end of period	$3,042	$3,143

See notes to unaudited condensed consolidated financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2003

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.’s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Contingent Liabilities

At June 30, 2003 and December 31, 2002, the Company had guaranteed debt of the stockholder in the amounts of $1,228,000 and $1,264,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amounts of $4,562,000 and $5,064,000 at June 30, 2003 and December 31, 2002, with respect to debt of the Company’s stockholder and affiliates.

3.	Guarantor Subsidiaries

The following tables present condensed consolidating financial information for the three months and six months ended June 30, 2003 and 2002 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued) Condensed Consolidating Balance Sheet June 30, 2003
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$3,116	$(74)	$—	$3,042
Accounts receivable	249,994	20,111	(17,230)	252,875
Inventories	262,532	3,147	(3,484)	262,195
Intercompany advances	6,615	(6,615)	—	—
Prepaid expenses and other	1,647	2,243	—	3,890

Total current assets	523,904	18,812	(20,714)	522,002
Property and equipment, net	84,794	6,405	—	91,199
Investment in subsidiaries	4,705	—	(4,705)	—
Receivable from affiliates	14,284	—	—	14,284
Goodwill	38,951	—	—	38,951
Other intangible assets	3,985	443	—	4,428
Security deposits	1,594	(500)	—	1,094
Other assets	10	605	—	615

	$672,227	$25,765	$(25,419)	$672,573

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$205,127	$11,174	$(17,230)	$199,071
Accrued payroll and benefits	12,583	710	—	13,293
Accrued liabilities	15,553	2,041	—	17,594
Current portion of long-term debt	8,762	267	—	9,029

Total current liabilities	242,025	14,192	(17,230)	238,987
Long-term debt	344,734	3,384	—	348,118
Contingent liabilities
Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	3,779	1	(1)	3,779
Retained earnings	81,689	8,188	(8,188)	81,689

Total stockholder’s equity	85,468	8,189	(8,189)	85,468

	$672,227	$25,765	$(25,419)	$672,573

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet December 31, 2002
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$6,897	$(96)	$—	$6,801
Accounts receivable	207,849	11,242	(9,278)	209,813
Inventories	190,971	2,703	(2,625)	191,049
Intercompany advances	2,873	(2,873)	—	—
Prepaid expenses and other	1,656	1,532	—	3,188

Total current assets	410,246	12,508	(11,903)	410,851
Property and equipment, net	84,491	6,384	—	90,875
Investment in subsidiaries	4,927	—	(4,927)	—
Receivable from affiliates	15,692	—	—	15,692
Goodwill	38,851	—	—	38,851
Other intangible assets, net	4,059	475	—	4,534
Security deposits	1,511	(500)	—	1,011
Other assets	741	85	—	826

	$560,518	$18,952	$(16,830)	$562,640

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$124,068	$5,151	$(9,278)	$119,941
Accrued payroll and benefits	14,834	752	—	15,586
Accrued liabilities	18,147	1,717	—	19,864
Current portion of long-term debt	8,460	261	—	8,721

Total current liabilities	165,509	7,881	(9,278)	164,112
Long-term debt	293,338	3,519		296,857
Commitments and contingent liabilities
Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	3,779	1	(1)	3,779
Retained earnings	97,892	7,551	(7,551)	97,892

Total stockholder’s equity	101,671	7,552	(7,552)	101,671

	$560,518	$18,952	$(16,830)	$562,640

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income for the Three Months ended June 30, 2003
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$464,862	$29,562	$(24,462)	$469,962
Cost of sales	351,129	24,992	(23,657)	352,464

Gross profit	113,733	4,570	(805)	117,498

Operating expenses	92,981	3,214	(95)	96,100
Amortization of intangible assets	76	16	—	92

	93,057	3,230	(95)	96,192

Operating income	20,676	1,340	(710)	21,306
Other income (expense):
Interest income	183	—	—	183
Interest expense	(3,960)	(33)	—	(3,993)

	(3,777)	(33)	—	(3,810)

Income before provision for income taxes and equity in earnings of subsidiaries	16,899	1,307	(710)	17,496
Provision for income taxes	320	—	—	320

	16,579	1,307	(710)	17,176
Equity in earnings of subsidiaries	597	—	(597)	—

Net income	$17,176	$1,307	$(1,307)	$17,176

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income for the Three Months ended June 30, 2002
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$384,578	$24,582	$(18,848)	$390,312
Cost of sales	289,869	20,732	(18,499)	292,102

Gross profit	94,709	3,850	(349)	98,210

Operating expenses	79,317	2,748	(70)	81,995
Amortization of intangible assets	76	16	—	92

	79,393	2,764	(70)	82,087

Operating income	15,316	1,086	(279)	16,123
Other income (expense):
Interest income	164	—	—	164
Interest expense	(3,547)	(41)	—	(3,588)

	(3,383)	(41)	—	(3,424)

Income before provision for income taxes and equity in earnings of subsidiaries	11,933	1,045	(279)	12,699
Provision for income taxes	153	1	—	154

	11,780	1,044	(279)	12,545
Equity in earnings of subsidiaries	765	—	(765)	—

Net income	$12,545	$1,044	$(1,044)	$12,545

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income for the Six Months ended June 30, 2003
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$786,624	$52,358	$(42,249)	$796,733
Cost of sales	593,698	44,652	(41,252)	597,098

Gross profit	192,926	7,706	(997)	199,635

Operating expenses	172,356	6,068	(138)	178,286
Amortization of intangible assets	152	32	—	184

	172,508	6,100	(138)	178,470

Operating income	20,418	1,606	(859)	21,165
Other income (expense):
Interest income	369	—	—	369
Interest expense	(7,787)	(67)	—	(7,854)

	(7,418)	(67)	—	(7,485)

Income before provision for income taxes and equity in earnings of subsidiaries	13,000	1,539	(859)	13,680
Provision for income taxes	483	—	—	483

	12,517	1,539	(859)	13,197
Equity in earnings of subsidiaries	680	—	(680)	—

Net income	$13,197	$1,539	$(1,539)	$13,197

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income for the Six Months ended June 30, 2002
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$649,352	$39,750	$(32,427)	$656,675
Cost of sales	490,895	33,472	(31,943)	492,424

Gross profit	158,457	6,278	(484)	164,251

Operating expenses	143,864	4,873	(70)	148,667
Amortization of intangible assets	152	32	—	184

	144,016	4,905	(70)	148,851

Operating income	14,441	1,373	(414)	15,400
Other income (expense):
Interest income	279	—	—	279
Interest expense	(6,951)	(64)	—	(7,015)

	(6,672)	(64)	—	(6,736)

Income before provision for income taxes and equity in earnings of subsidiaries	7,769	1,309	(414)	8,664
Provision for income taxes	367	1	—	368

	7,402	1,308	(414)	8,296
Equity in earnings of subsidiaries	894	–—	(894)	—

Net income	$8,296	$1,308	$(1,308)	$8,296

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Six Months ended June 30, 2003
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$13,197	$1,539	$(1,539)	$13,197
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	7,916	375	—	8,291
Amortization	152	32	—	184
Amortization of deferred financing costs	189	—	—	189
Provision for doubtful accounts	5,412	—	—	5,412
Loss on disposal of property and equipment	194	5	—	199
Change in operating assets and liabilities:
Accounts receivable	(47,361)	(8,868)	9,400	(46,829)
Inventories	(71,001)	(444)	859	(70,586)
Prepaid expenses and other	9	(710)	—	(701)
Other assets	(3,093)	3,220	—	127
Accounts payable	81,059	6,023	(9,400)	77,682
Accrued liabilities	(4,845)	283	—	(4,562)

Cash provided by (used in) operating activities	(18,172)	1,455	(680)	(17,397)
Investing activities
Additions to property and equipment	(8,719)	(442)	—	(9,161)
Proceeds from disposal of property and equipment	354	41	—	395
Acquisitions of businesses	(904)	—	—	(904)
Investment in subsidiaries	(680)	—	680	—

Cash used in investing activities	(9,949)	(401)	680	(9,670)
Financing activities
Net borrowings under line of credit	49,302	—	—	49,302
Proceeds from long-term debt	6,750	—	—	6,750
Payments on long-term debt	(4,354)	(130)	—	(4,484)
Change in net receivable from affiliates	1,408	—	—	1,408
Distributions to sole stockholder	(28,498)	(902)	—	(29,400)
Payments of debt financing costs	(268)	—	—	(268)

Cash provided by (used in) financing activities	24,340	(1,032)	—	23,308

Net increase (decrease) in cash	(3,781)	22	—	(3,759)
Cash at beginning of period	6,897	(96)	—	6,801

Cash at end of period	$3,116	$(74)	$—	$3,042

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows for the Six Months ended June 30, 2002
(in thousands)	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$8,296	$1,308	$(1,308)	$8,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,180	254	—	7,434
Amortization	152	32	—	184
Amortization of deferred financing costs	154	—	—	154
Provision for doubtful accounts	4,585	—	—	4,585
Loss on disposal of property and equipment	123	5	—	128
Change in operating assets and liabilities:
Accounts receivable	(33,788)	(7,405)	4,724	(36,469)
Inventories	(66,220)	(296)	414	(66,102)
Prepaid expenses and other	314	(202)	—	112
Other assets	(2,741)	2,496	—	(245)
Accounts payable	91,295	4,827	(4,724)	91,398
Accrued liabilities	525	916	—	1,441

Cash provided by operating activities	9,875	1,935	(894)	10,916
Investing activities
Additions to property and equipment	(12,908)	(951)	—	(13,859)
Proceeds from disposal of property and equipment	302	29	—	331
Acquisitions of businesses	(5,892)	—	—	(5,892)
Investment in subsidiaries	(894)	—	894	—

Cash used in investing activities	(19,392)	(922)	894	(19,420)
Financing activities
Net borrowings under line of credit	21,778	—	—	21,778
Payments on long-term debt	(2,069)	(42)	—	(2,111)
Change in net receivable from affiliates	(7,021)	—	—	(7,021)
Distributions to sole stockholder	(5,676)	(1,124)	—	(6,800)
Payments of debt financing costs	(313)	—	—	(313)

Cash provided by (used in) financing activities	6,699	(1,166)	—	5,533

Net decrease in cash	(2,818)	(153)	—	(2,971)
Cash at beginning of period	6,040	74	—	6,114

Cash at end of period	$3,222	$(79)	$—	$3,143

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

4.	Comprehensive Income

The Company’s comprehensive income for the three and six month periods ended June 30, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, was identical to the actual income reported for those periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 258 distribution centers located in 43 states and the District of Columbia as of June 30, 2003. Since January 1, 2003, the Company has completed one acquisition with two locations which were consolidated into existing ABC centers, opened six distribution centers, consolidated three other distribution centers and closed one distribution centers.

Provision for Income Taxes. ABC and its subsidiaries are operated as Subchapter S corporations under the Internal Revenue Code. As a result, these entities do not incur federal and state income taxes (except with respect to certain states) and, accordingly, no discussion of income taxes is included in “Results of Operations” below. Federal and state income taxes (except with respect to certain states) on the income of such corporations are incurred and paid directly by the Company’s sole stockholder. Such corporations have historically made periodic distributions to the stockholder with respect to such tax liabilities. The Company entered into the Tax Allocation Agreement with the sole stockholder, pursuant to which he will receive distributions from the Company with respect to taxes associated with the Company’s income.

Special Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the roofing and vinyl siding products market; (ii) the continued effectiveness of the Company’s sales and marketing strategy; and (iii) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Results of Operations

The following table summarizes the Company’s historical results of operations as a percentage of net sales for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Income statement data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0	74.9	74.9	75.0

Gross profit	25.0	25.1	25.1	25.0
Operating expenses	20.5	21.0	22.4	22.7

Operating income	4.5%	4.1%	2.7%	2.3%

Comparison of the Three and Six Month Periods Ended June 30, 2003 to the Three and Six Month Periods Ended June 30, 2002

The Company’s results of operations are affected by the seasonal nature of the roofing and siding business. See “Seasonality.”

Net sales for the three months ended June 30, 2003 increased by 20.4% to $470.0 million from $390.3 million for the three months ended June 30, 2002. Net sales for the six months ended June 30, 2002 increased by 21.3% to $796.7 million from $656.7 million for the six months ended June 30, 2002. Increases for both the three and six months are primarily due to the 2002 acquisition activity. Comparable distribution center sales growth was 4.6% for the three months ended June 30, and 4.1% for the six months ended June 30. Increases in comparable distribution center sales are due primarily to increases in volume.

Gross profit for the three months ended June 30, 2003 increased by 19.7%, to $117.5 million from $98.2 million for the three months ended June 30, 2002, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the three months ended June 30, decreased to 25.0% in 2003, from 25.1% in 2002. Gross profit for the six months ended June 30, 2003 increased by 21.5% to $199.6 million from $164.3 million for the six months ended June 30, 2002, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for the six months ended June 30, increased to 25.1% in 2003 from 25.0% in 2002.

Operating expenses increased by $14.1 million to $96.1 million from $82.0 million for the three months ended June 30, 2003 and 2002, respectively. As a percent of net sales, operating expenses for the three months ended June 30, decreased to 20.4% in 2003 from 21.0% in 2002. For the six months ended June 30, operating expenses increased by $29.6 million to $178.3 million in 2003, from $148.7 million in 2002. As a percent of net sales, operating expenses for the six months ended June 30, decreased to 22.4% in 2003 from 22.7% in 2002. The decrease in operating expenses as a percent of net sales for both the three and six months ended June 30 is primarily due to the Company’s ability to administer continued growth without incrementally increasing general and administrative expenses at both the corporate and regional levels, as well as improving operations from the 2002 acquisition activity that was consolidated into existing ABC distribution centers.

Operating income for the three months ended June 30, 2003 increased by $5.2 million to $21.3 million from $16.1 million for the same period in 2002. Operating income for the six months ended June 30, increased by $5.8 million to $21.2 million in 2003 from $15.4 million in 2002. The increase for the three and six months ended June 30, is a result of the factors discussed above.

Interest expense for the three months ended June 30, 2003 decreased by $0.4 million or 11.3% to $4.0 million from $3.6 million for the three months ended June 30, 2002. For the six months ended June 30, interest expense increased by $0.8 million or 12.0% to $7.8 million in 2003 from $7.0 million in 2002. The increase for the three and six month periods is due primarily to an increase in the Company’s average borrowing levels, being partially offset by reduced rates on the Company’s LIBOR and prime rate borrowings.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $(17.4) million and $10.9 million for the six months ended June 30, 2003 and 2002, respectively. The change was due primarily to increases in accounts receivables, associated with increased sales, a smaller increase in accounts payable, and increased inventory related to the increased number of distribution centers.

Cash Flows from Investing Activities. Net cash used in investing activities decreased to $9.7 million from $19.4 million for the six months ended June 30, 2003 and 2002, respectively, due to reductions in additions to property and equipment as well as a reduction in acquisitions of businesses.

Cash Flows from Financing Activities. Net cash provided by financing activities was $23.3 million and $5.5 million for the six months ended June 30, 2003 and 2002, respectively, primarily due to increased borrowings made under the line of credit as well as proceeds from long-term debt and net change in receivables from affiliates, being partially offset by increased distributions made to the stockholder.

Liquidity. The Company’s principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its revolving credit agreement. Effective June 4, 2003, the Company increased the maximum amount it may borrow under its revolving credit agreement from $275 million to $325 million under terms similar to those previously in place. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its financial obligations, as well as to provide funds for the Company’s working capital, capital expenditures and other needs for the foreseeable future. No assurances can be given, however, that this will be the case.

Seasonality

Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company’s revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and have not materially changed since that report was filed.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003. Based on that evaluation, the chief executive officer and chief financial officer each have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulation.

Changes in internal controls. No changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Second Amendment to Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and the Other Lenders Party Hereto dated as of June 4, 2003.

31.1	Rule 15d-14(a) Certifications of CEO

31.2	Rule 15d-14(a) Certifications of CFO

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

August 14, 2003	/s/ KENDRA A. STORY
Date:	Kendra A. Story Chief Financial Officer and Director