Form 10-Q
period 2003-09-30
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2003-11-13
CIK 1039096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the period ended September 30, 2003

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

Common Stock, $0.01 par value, 147.04 shares as of November 1, 2003

The Registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934

Index

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets – September 30, 2003 and December 31, 2002	2

	Condensed consolidated statements of income and retained earnings - Three months ended September 30, 2003 and 2002; Nine months ended September 30, 2003 and 2002	3

	Condensed consolidated statements of cash flows – Nine months ended September 30, 2003 and 2002	4

	Notes to condensed consolidated financial statements – September 30, 2003	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Financial Information

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash	$3,071	$6,801
Accounts receivable	271,243	209,813
Inventories	244,927	191,049
Prepaid expenses and other	4,354	3,188

Total current assets	523,595	410,851

Property and equipment, net	90,053	90,875
Net receivable from affiliates	13,508	15,692
Goodwill	38,951	38,851
Other intangible assets	4,231	4,534
Security deposits	1,159	1,011
Other assets	371	826

	$671,868	$562,640

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$220,848	$119,941
Accrued payroll and benefits	17,128	15,586
Accrued liabilities	22,932	19,864
Current portion of long-term debt	11,686	8,721

Total current liabilities	272,594	164,112

Long-term debt	289,025	296,857
Contingent liabilities (Note 2)
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	3,779	3,779
Retained earnings	106,470	97,892

Total stockholder’s equity	110,249	101,671

	$671,868	$562,640

See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Retained Earnings (Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$537,515	$416,397	$1,334,248	$1,073,072
Cost of sales	399,534	309,317	996,632	801,741

Gross profit	137,981	107,080	337,616	271,331

Operating expenses	103,429	82,012	281,715	230,679
Amortization of intangible assets	93	93	277	277

	103,522	82,105	281,992	230,956

Operating income	34,459	24,975	55,624	40,375

Other income (expense):
Interest income	179	181	548	460
Interest expense	(4,113)	(4,084)	(11,967)	(11,099)

	(3,934)	(3,903)	(11,419)	(10,639)

Income before provision for income taxes	30,525	21,072	44,205	29,736
Provision for income taxes	315	229	798	597

Net income	30,210	20,843	43,407	29,139

Retained earnings at beginning of period	81,689	72,879	97,892	71,383
Distributions to sole stockholder	(5,429)	(7,800)	(34,829)	(14,600)

Retained earnings at end of period	$106,470	$85,922	$106,470	$85,922

See notes to unaudited condensed consolidated financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income	$43,407	$29,139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,004	11,315
Amortization	277	277
Amortization of deferred financing costs	294	231
Provision for doubtful accounts	10,830	8,805
Loss on disposal of property and equipment	269	201
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(69,123)	(49,329)
Inventories	(51,324)	(35,543)
Prepaid expenses and other	(1,155)	386
Other assets	314	78
Accounts payable	99,458	63,466
Accrued liabilities	4,609	3,118

Cash provided by operating activities	50,860	32,144

Investing activities
Additions to property and equipment	(12,279)	(20,078)
Proceeds from disposal of property and equipment	521	463
Acquisitions of businesses	(5,053)	(6,511)

Cash used in investing activities	(16,811)	(26,126)

Financing activities
Net borrowings (payments) under line of credit	(16,878)	8,521
Proceeds from long-term debt	18,750	10,000
Payments on long-term debt	(6,738)	(3,516)
Change in net receivable from affiliates	2,184	(8,938)
Distributions to stockholder	(34,829)	(14,600)
Payments of debt financing costs	(268)	(313)

Cash used in financing activities	(37,779)	(8,846)

Net decrease in cash	(3,730)	(2,828)
Cash at beginning of period	6,801	6,114

Cash at end of period	$3,071	$3,286

See notes to unaudited condensed consolidated financial statements.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003 due to the seasonality of the business. For further information, refer to the consolidated financial statements and footnotes thereto included in American Builders & Contractors Supply Co., Inc.’s (ABC, or together with its subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

2. Contingent Liabilities

At September 30, 2003 and December 31, 2002, the Company had guaranteed debt of the stockholder in the amounts of $1,210,000 and $1,264,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit in the amounts of $4,562,000 and $5,064,000 at September 30, 2003 and December 31, 2002, with respect to debt of the Company’s stockholder and affiliates.

3. Guarantor Subsidiaries

The following tables present condensed consolidating financial information for the three months and nine months ended September 30, 2003 and 2002 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet

September 30, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$3,312	$(241)	$—	$3,071
Accounts receivable	268,380	20,302	(17,439)	271,243
Inventories	244,936	3,374	(3,383)	244,927
Intercompany advances	6,709	(6,709)	—	—
Prepaid expenses and other	1,683	2,671	—	4,354

Total current assets	525,020	19,397	(20,822)	523,595
Property and equipment, net	83,569	6,484	—	90,053
Investment in subsidiaries	5,704	—	(5,704)	—
Receivable from affiliates	13,508	—	—	13,508
Goodwill	38,951	—	—	38,951
Other intangible assets	3,804	427	—	4,231
Security deposits	1,659	(500)	—	1,159
Other assets	(201)	572	—	371

	$672,014	$26,380	$(26,526)	$671,868

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$227,241	$11,046	$(17,439)	$220,848
Accrued payroll and benefits	16,309	819	—	17,128
Accrued liabilities	21,089	1,843	—	22,932
Current portion of long-term debt	11,417	269	—	11,686

Total current liabilities	276,056	13,977	(17,439)	272,594
Long-term debt	285,709	3,316	—	289,025
Contingent liabilities
Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	3,779	1	(1)	3,779
Retained earnings	106,470	9,086	(9,086)	106,470

Total stockholder’s equity	110,249	9,087	(9,087)	110,249

	$672,014	$26,380	$(26,526)	$671,868

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income

for the Three Months ended September 30, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$532,779	$28,732	$(23,996)	$537,515
Cost of sales	399,231	24,331	(24,028)	399,534

Gross profit	133,548	4,401	32	137,981

Operating expenses	100,336	3,162	(69)	103,429
Amortization of intangible assets	77	16	—	93

	100,413	3,178	(69)	103,522

Operating income	33,135	1,223	101	34,459
Other income (expense):
Interest income	179	—	—	179
Interest expense	(4,082)	(31)	—	(4,113)

	(3,903)	(31)	—	(3,934)

Income before provision for income taxes and equity in earnings of subsidiaries	29,232	1,192	101	30,525
Provision for income taxes	313	2	—	315

	28,919	1,190	101	30,210
Equity in earnings of subsidiaries	1,291	—	(1,291)	—

Net income	$30,210	$1,190	$(1,190)	$30,210

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income

for the Three Months ended September 30, 2002

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$411,096	$23,929	$(18,628)	$416,397
Cost of sales	307,751	20,205	(18,639)	309,317

Gross profit	103,345	3,724	11	107,080

Operating expenses	79,585	2,427	—	82,012
Amortization of intangible assets	77	16	—	93

	79,662	2,443	—	82,105

Operating income	23,683	1,281	11	24,975
Other income (expense):
Interest income	181	—	—	181
Interest expense	(4,029)	(55)	—	(4,084)

	(3,848)	(55)	—	(3,903)

Income before provision for income taxes and equity in earnings of subsidiaries	19,835	1,226	11	21,072
Provision for income taxes	224	5	—	229

	19,611	1,221	11	20,843
Equity in earnings of subsidiaries	1,232	—	(1,232)	—

Net income	$20,843	$1,221	$(1,221)	$20,843

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income

for the Nine Months ended September 30, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$1,319,403	$81,090	$(66,245)	$1,334,248
Cost of sales	992,929	68,983	(65,280)	996,632

Gross profit	326,474	12,107	(965)	337,616

Operating expenses	272,692	9,230	(207)	281,715
Amortization of intangible assets	229	48	—	277

	272,921	9,278	(207)	281,992

Operating income	53,553	2,829	(758)	55,624
Other income (expense):
Interest income	548	—	—	548
Interest expense	(11,869)	(98)	—	(11,967)

	(11,321)	(98)	—	(11,419)

Income before provision for income taxes and equity in earnings of subsidiaries	42,232	2,731	(758)	44,205
Provision for income taxes	796	2	—	798

	41,436	2,729	(758)	43,407
Equity in earnings of subsidiaries	1,971	—	(1,971)	—

Net income	$43,407	$2,729	$(2,729)	$43,407

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Income

for the Nine Months ended September 30, 2002

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$1,060,448	$63,679	$(51,055)	$1,073,072
Cost of sales	798,646	53,677	(50,582)	801,741

Gross profit	261,802	10,002	(473)	271,331

Operating expenses	223,449	7,300	(70)	230,679
Amortization of intangible assets	229	48	—	277

	223,678	7,348	(70)	230,956

Operating income	38,124	2,654	(403)	40,375
Other income (expense):
Interest income	460	—	—	460
Interest expense	(10,980)	(119)	—	(11,099)

	(10,520)	(119)	—	(10,639)

Income before provision for income taxes and equity in earnings of subsidiaries	27,604	2,535	(403)	29,736
Provision for income taxes	591	6	—	597

	27,013	2,529	(403)	29,139
Equity in earnings of subsidiaries	2,126	—	(2,126)	—

Net income	$29,139	$2,529	$(2,529)	$29,139

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows

for the Nine Months ended September 30, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$43,407	$2,729	$(2,729)	$43,407
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,443	561	—	13,004
Amortization	229	48	—	277
Amortization of deferred financing costs	294	—	—	294
Provision for doubtful accounts	10,830	—	—	10,830
Loss on disposal of property and equipment	262	7	—	269
Change in operating assets and liabilities:
Accounts receivable	(69,673)	(9,059)	9,609	(69,123)
Inventories	(51,411)	(671)	758	(51,324)
Prepaid expenses and other	(16)	(1,139)	—	(1,155)
Other assets	(3,033)	3,347	—	314
Accounts payable	103,172	5,895	(9,609)	99,458
Accrued liabilities	4,417	192	—	4,609

Cash provided by operating activities	50,921	1,910	(1,971)	50,860

Investing activities
Additions to property and equipment	(11,570)	(709)	—	(12,279)
Proceeds from disposal of property and equipment	480	41	—	521
Acquisitions of businesses	(5,053)	—	—	(5,053)
Investment in subsidiaries	(1,971)	—	1,971	—

Cash used in investing activities	(18,114)	(668)	1,971	(16,811)

Financing activities
Net payments under line of credit	(16,878)	—	—	(16,878)
Proceeds from long-term debt	18,750	—	—	18,750
Payments on long-term debt	(6,544)	(194)	—	(6,738)
Change in net receivable from affiliates	2,184	—	—	2,184
Distributions to sole stockholder	(33,636)	(1,193)	—	(34,829)
Payments of debt financing costs	(268)	—	—	(268)

Cash used in financing activities	(36,392)	(1,387)	—	(37,779)

Net decrease in cash	(3,585)	(145)	—	(3,730)
Cash at beginning of period	6,897	(96)	—	6,801

Cash at end of period	$3,312	$(241)	$—	$3,071

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

3. Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows

for the Nine Months ended September 30, 2002

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$29,139	$2,529	$(2,529)	$29,139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,894	421	—	11,315
Amortization	229	48	—	277
Amortization of deferred financing costs	231	—	—	231
Provision for doubtful accounts	8,805	—	—	8,805
Loss on disposal of property and equipment	195	6	—	201
Change in operating assets and liabilities:
Accounts receivable	(47,329)	(5,598)	3,598	(49,329)
Inventories	(35,402)	(544)	403	(35,543)
Prepaid expenses and other	929	(543)	—	386
Other assets	(4,614)	4,692	—	78
Accounts payable	66,136	928	(3,598)	63,466
Accrued liabilities	2,168	950	—	3,118

Cash provided by operating activities	31,381	2,889	(2,126)	32,144

Investing activities
Additions to property and equipment	(18,896)	(1,182)	—	(20,078)
Proceeds from disposal of property and equipment	430	33	—	463
Acquisitions of businesses	(6,511)	—	—	(6,511)
Investment in subsidiaries	(2,126)	—	2,126	—

Cash used in investing activities	(27,103)	(1,149)	2,126	(26,126)

Financing activities
Net borrowings under line of credit	8,521	—	—	8,521
Proceeds from long term debt	10,000	—	—	10,000
Payments on long-term debt	(3,411)	(105)	—	(3,516)
Change in net receivable from affiliates	(8,938)	—	—	(8,938)
Distributions to sole stockholder	(13,091)	(1,509)	—	(14,600)
Payments of debt financing costs	(313)	—	—	(313)

Cash used in financing activities	(7,232)	(1,614)	—	(8,846)

Net increase (decrease) in cash	(2,954)	126	—	(2,828)
Cash at beginning of period	6,040	74	—	6,114

Cash at end of period	$3,086	$200	$—	$3,286

American Builders & Contractors Supply Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued)

4. Comprehensive Income

The Company’s comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, was identical to the actual income reported for those periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company. ABC is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 261 distribution centers located in 43 states and the District of Columbia as of September 30, 2003. Since January 1, 2003, the Company has completed three acquisitions with six locations, five of which were consolidated into existing ABC centers, opened twelve distribution centers, consolidated four other distribution centers and closed four distribution centers.

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

Special Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the exterior building products market; (ii) the continued effectiveness of the Company’s sales and marketing strategy; and (iii) the ability of the Company to continue to successfully develop and launch new distribution centers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Results of Operations

The following table summarizes the Company’s historical results of operations as a percentage of net sales for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income statement data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	74.3	74.7	74.7

Gross profit	25.7	25.7	25.3	25.3
Operating expenses	19.3	19.7	21.1	21.5

Operating income	6.4%	6.0%	4.2%	3.8%

Comparison of the Three and Nine Month Periods Ended September 30, 2003 to the Three and Nine Month Periods Ended September 30, 2002

The Company’s results of operations are affected by the seasonal nature of the roofing and siding business. See “Seasonality.”

Net sales for the three months ended September 30, 2003 increased by 29.1% to $537.5 million from $416.4 million for the three months ended September 30, 2002. Net sales for the nine months ended September 30, 2002 increased by 24.3% to $1,334.2 million from $1,073.1 million for the nine months ended September 30, 2002. Increases for both the three and nine months are primarily due to the 2002 acquisition activity. Comparable distribution center sales growth was 12.2% for the three months ended September 30, and 6.6% for the nine months ended September 30. Increases in comparable distribution center sales are due primarily to increases in volume.

Gross profit for the three months ended September 30, 2003 increased by 28.8%, to $138.0 million from $107.1 million for the three months ended September 30, 2002, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for both the three months ended September 30, 2003 and 2002 were 25.7%. Gross profit for the nine months ended September 30, 2003 increased by 24.4% to $337.6 million from $271.3 million for the nine months ended September 30, 2002, primarily as a result of profits associated with increased sales. Gross profit, as a percent of net sales, for both the nine months ended September 30, 2003 and 2002 were 25.3%.

Operating expenses increased by $21.4 million to $103.4 million from $82.0 million for the three months ended September 30, 2003 and 2002, respectively. As a percent of net sales, operating expenses for the three months ended September 30, decreased to 19.3% in 2003 from 19.7% in 2002. For the nine months ended September 30, operating expenses increased by $51.0 million to $281.7 million in 2003, from $230.7 million in 2002. As a percent of net sales, operating expenses for the nine months ended September 30, decreased to 21.1% in 2003 from 21.5% in 2002. The decrease in operating expenses as a percent of net sales for both the three and nine months ended September 30 is due to the Company’s ability to administer continued growth without incrementally increasing operating expenses at its distribution centers, as well as at the corporate and regional levels.

Operating income for the three months ended September 30, 2003 increased by $9.5 million to $34.5 million from $25.0 million for the same period in 2002. Operating income for the nine months ended September 30, increased by $15.2 million to $55.6 million in 2003 from $40.4 million in 2002. The increase for the three and nine months ended September 30, is a result of the factors discussed above.

Interest expense for the three months ended September 30, 2003 remained level at 4.1 million for both the three months ended September 30, 2003 and 2002. For the nine months ended September 30, interest expense increased by $0.9 million or 7.8% to $12.0 million in 2003 from $11.1 million in 2002. The increase for the nine month period is due primarily to an increase in the Company’s average borrowing levels, being offset by reduced rates on the Company’s LIBOR and prime rate borrowings.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $50.9 million and $32.1 million for the nine months ended September 30, 2003 and 2002, respectively. The change was due primarily to increases in net income and accounts payables, being partially offset by increases in accounts receivable, due to increased sales, and increased inventories due to the increased number of distribution centers.

Cash Flows from Investing Activities. Net cash used in investing activities decreased to $16.8 million from $26.1 million for the nine months ended September 30, 2003 and 2002, respectively, due to reductions in additions to property and equipment as well as a reduction in acquisitions of businesses.

Cash Flows from Financing Activities. Net cash used in financing activities was $37.8 million and $8.8 million for the nine months ended September 30, 2003 and 2002, respectively, primarily due to increased payments made under the line of credit as well as increased distributions made to the stockholder, partially offset by proceeds from long-term debt and net change in receivables from affiliates.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003. Based on that evaluation, the chief executive officer and chief financial officer each have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulation.

Changes in internal controls. No changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonabley likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 15d-14(a) Certifications of CEO
31.2	Rule 15d-14(a) Certifications of CFO

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Builders & Contractors Supply Co., Inc.

November 13, 2003	/s/ Kendra A. Story
Date:	Kendra A. Story
Chief Financial Officer and Director