Form 10-K
period 2003-12-31
AMERICAN BUILDERS & CONTRACTORS SUPPLY CO INC
filed 2004-03-25
CIK 1039096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

COMMISSION FILE NUMBER 33-26991

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	5033	39-1413708
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

ONE ABC PARKWAY, BELOIT, WISCONSIN		53511
(Address of principal executive offices)		(Zip Code)

608-362-7777

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I

ITEM 1. BUSINESS

General

American Builders & Contractors Supply Co., Inc. (the Company or ABC) is a distributor of exterior building products and is the largest wholesale distributor of roofing products and one of the largest wholesale distributors of vinyl siding materials in the United States, operating 259 distribution centers located in 43 states and the District of Columbia. ABC provides its customers with access to what it believes to be the largest selection of roofing and vinyl siding materials in the industry and with a knowledgeable staff capable of providing product specific information, delivery capabilities to the job site, as well as credit services and marketing support. For the year ended December 31, 2003, the Company generated net sales of $1.8 billion.

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

ABC was founded in 1982 by Kenneth A. Hendricks, the stockholder, Chief Executive Officer and Chairman of the Board, who as the owner of a successful roofing business, saw a market for the Company’s services. Since its inception, ABC has experienced significant growth. The Company’s net sales have increased from $1.2 billion for the year ended December 31, 1999 to $1.8 billion for the year ended December 31, 2003, representing a compound annual growth rate of 8.4%. In addition, comparable distribution center sales have grown at an average annual rate of 5.1% over the same period.

Products, Customers and Markets

The roofing and vinyl siding products industry contains three primary distribution channels: manufacturers’ direct sales; mass merchandisers, such as Home Depot; and wholesale distributors, such as the Company. Mass merchandisers primarily sell products to homeowners and small contractors, tend to stock items across a multitude of building supply categories and stock a relatively narrow selection of non-premium grade roofing and siding products. Typically, manufacturers do not sell products directly to retail customers or small contractors.

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

Steep slope roofing products and accessories. The Company distributes a broad selection of shingles, felt, roof tile, wood shakes, flashings, vents and other roofing products to residential roofing contractors. Principal brands of residential roofing products include CertainTeed®, Elk®, GAF®, Owens-Corning®, and Tamko®.

Low slope roofing products and accessories. The Company distributes a broad selection of modified bitumen, EPDM, hypalon, PVC, TPO, other rolled roofing, felts, coatings, asphalt, flashings, vents, fasteners, roof insulation and other roofing products to commercial roofing contractors. Principal brands of commercial roofing products include Atlas®, CertainTeed®, Firestone®, GAF®, Johns Manville®, Mule-Hide®, and US Intec®. Mule-Hide, a wholly owned subsidiary, primarily sells its private label roofing systems through ABC’s distribution centers.

Siding products and accessories. The Company distributes a broad selection of siding products to siding contractors. The Company’s siding products consist primarily of vinyl siding, soffits and accessories and, to a lesser extent, gutters, fiber cement, aluminum and wood siding. Principal vinyl siding brands include Alcoa®, Amcraft®, CertainTeed®, Mastic®, and Wolverine®. Amcraft, a wholly owned subsidiary, exclusively sells its private label siding and accessories through ABC’s distribution centers.

Windows and accessories. The Company distributes a broad selection of window products and accessories to residential window installers, including vinyl, wood and aluminum window frames and single, double and triple glazed windows. Principal window brands include CertainTeed®, Weather-Shield®, and Amcraft®. Amcraft exclusively sells its private label windows and accessories through ABC’s distribution centers.

Other building products and accessories. The Company distributes a variety of roofing and siding products to complement its primary product lines. Such products include sheet metal, roofing and siding equipment, tools and other related accessories.

The following table sets forth certain information regarding the Company’s net sales by product for the years ended December 31, 2003, 2002 and 2001:

	Total Net Sales
Product Categories	2003	2002	2001
	(in millions)
Steep slope	$1,068.3	$816.4	$800.6
Low slope	324.5	275.0	294.3
Siding	259.9	217.5	176.7
Windows	80.1	67.4	61.2
Other	59.7	48.4	48.7

Total for all categories	$1,792.5	$1,424.7	$1,381.5

The Company distributes these products on a wholesale basis primarily to small and medium-sized contractors that are involved in the replacement segment of the construction industry. ABC also distributes products to builders and subcontractors involved in new construction projects.

Sales and Marketing

The Company’s sales organization consists of outside sales personnel who report directly to their local distribution center manager and are supported by inside customer service representatives at the distribution center. A substantial portion of each of the outside sales personnel pay is derived from commissions. Additional support comes from a number of regional sales and merchandising managers who educate the Company’s sales personnel and customers regarding technical specifications and marketability of certain products.

Distribution Center Operations

The Company operates 259 local distribution centers located in 43 states and the District of Columbia. Since January 1, 2001 the Company has opened 39 distribution centers, closed 13 distribution centers and acquired an additional 62 distribution centers, while consolidating 29 distribution centers in connection with its selective acquisition program. A typical distribution center consists of showroom space, office space, warehouse and receiving space, secure outdoor holding space and a loading dock. ABC’s distribution centers range in size from approximately 2,000 to approximately 110,000 square feet, with a typical size of approximately 40,000 square feet.

Each location is managed by a distribution center manager who oversees the center’s employees, including various sales and office personnel, as well as delivery and warehouse personnel. The Company requires that each distribution center develop a core merchandising strategy, but allows each distribution center manager under the direction of the region staff and national director of merchandising to alter the product mix of a given center to meet local market demands. Distribution center employees’ bonus levels are largely driven by location profitability. The Company believes its incentive programs have contributed significantly to its growth and have helped it to achieve an average annual growth rate of comparable distribution center sales of 5.1% over the past five years.

The following table sets forth the Company’s growth in terms of distribution centers in each of the past three years:

	2003	2002	2001
Distribution centers on January 1	256	215	200
Distribution centers acquired	9	44	9
Distribution centers opened	13	15	11
Acquired distribution centers consolidated	(11)	(16)	(2)
Distribution centers closed	(8)	(2)	(3)

Distribution centers on December 31	259	256	215

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

Purchasing

ABC purchases its products directly from a wide variety of manufacturers, including GAF, Elk Corporation of America, Tamko, CertainTeed, Owens-Corning Fiberglass Corporation, Johns Manville Corporation and Alcoa Building Products, Inc. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company’s purchases made from suppliers offering these programs. The Company believes it is the largest or a significant customer to many of its primary suppliers, and, as a result, is able to negotiate volume discounts and other favorable terms. At 14.0% of the Company’s 2003 product purchases, GAF (including its subsidiaries, U.S. Intec and Leatherback) was the only supplier which represented more than 10% of the Company’s total purchases. The Company typically purchases its products from manufacturers pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of products.

Seasonality

Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company’s revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Employees

As of December 31, 2003, the Company employed 4,024 full-time and 104 part-time employees, of whom 34 were members of unions. The Company’s collective bargaining agreements with its unions expire on various dates, from April 2004 through June 2006. The Company believes that its relations with its employees are good.

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

Many of the Company’s distribution centers are located in areas of current or former industrial activity, where environmental contamination may have occurred. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable for property damage and for investigation and remediation costs in connection with the contamination.

The Company does not believe there are any material environmental liabilities at any of its distribution center locations. Nevertheless, there can be no assurance that the Company’s knowledge is complete with regard to all material environmental liabilities and it could subsequently discover potential environmental liabilities arising from its sites or from neighboring facilities.

ITEM 2. PROPERTIES

The Company operates both owned and leased branches in 43 states and the District of Columbia. Its facilities range in size from approximately 2,000 to 110,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales and administrative purposes. The Company owns a 118,000 square foot office building where its corporate offices are located in Beloit, Wisconsin. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 5 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company’s leases.

The following table sets forth the geographical location of the Company’s distribution centers as of December 31, 2003:

Region	Total Number of Locations
Midwest	58
Northeast	50
Southwest	40
Southeast	42
Western	35
Rocky Mountain	34

259

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the stock of the Company. There was one holder of record of the Company’s common stock as of December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for each of the five years in the period ended December 31, 2003. The information contained in the following table should be read in conjunction with, and is qualified in its entirety by reference to, the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31, (in thousands)
	2003	2002	2001	2000	1999
Income Statement Data
Net sales	$1,792,518	$1,424,705	$1,381,530	$1,238,937	$1,197,509
Cost of sales	1,326,139	1,055,093	1,037,192	936,627	914,971

Gross profit	466,379	369,612	344,338	302,310	282,538

Operating expenses	382,579	312,770	280,647	262,719	244,627
Amortization of intangible assets	369	369	1,611	1,601	1,686
Non-recurring charges	—	—	—	—	7,030

Operating income	83,431	56,473	62,080	37,990	29,195
Net interest expense	(15,066)	(14,383)	(18,979)	(23,650)	(22,413)

Income before provision for income taxes	68,365	42,090	43,101	14,340	6,782
Provision for income taxes (1)	1,102	981	865	280	171

Net income	$67,263	$41,109	$42,236	$14,060	$6,611

Balance Sheet Data (at end of period)
Accounts receivable, net	$218,869	$209,813	$167,253	$142,768	$143,864
Inventories	216,086	191,049	157,810	151,578	135,511
Total assets	595,262	562,640	449,633	417,270	408,458
Accounts payable and accrued liabilities	174,536	155,391	127,297	100,545	104,773
Long-term debt, less current maturities	274,983	296,857	236,929	271,480	270,429
Stockholder’s equity	134,104	101,671	75,162	39,178	27,674

(1)	Consists of certain state and local income taxes. As Subchapter S Corporations under the Internal Revenue Code of 1986, as amended (the Code), the Company and its subsidiaries are not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Mr. Hendricks. The Company has made periodic distributions to Mr. Hendricks in respect of such tax liabilities in accordance with the terms of the Tax Allocation Agreement (as defined herein). See “Certain Relationships and Related Transactions.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the Company’s historical results of operations as a percentage of net sales for each of the three years ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
Income Statement Data
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0	74.1	75.1

Gross profit	26.0	25.9	24.9

Operating expenses	21.4	21.9	20.3
Amortization of intangible assets	0.0	0.0	0.1

Total operating expenses	21.4	21.9	20.4

Operating income	4.6%	4.0%	4.5%

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 increased by 25.8%, or $367.8 million in 2003 to $1.8 billion primarily as a result of the 2002 acquisition activity. Comparable distribution center sales increased by 9.9% in 2003. The increase in comparable distribution center sales is due to increases in volume.

Gross profit for the year ended December 31, 2003 increased by 26.2% in 2003 to $466.4 million from $369.6 million in 2002, as a result of increased sales. Gross profit as a percentage of net sales in 2003 increased to 26.0% from 25.9% in 2002.

Operating expenses for the year ended December 31, 2003 increased by 22.3% in 2003 to $382.6 million from $312.8 million in 2002. As a percentage of net sales, operating expenses decreased to 21.4% in 2003 from 21.9% in 2002. The decrease in operating expenses as a percentage of net sales is primarily due to the Company’s ability to administer continued growth without incrementally increasing operating expenses at its distribution centers, as well as at the corporate and regional levels.

Amortization of intangible assets remained level at $0.4 million in 2003 and 2002.

Interest expense increased by $0.8 million to $15.8 million in 2003 from $15.0 million in 2002. The increase is primarily due to an increase in the Company’s average borrowings during the year, being partially offset by decreased rates on the Company’s LIBOR based borrowings.

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

Gross profit for the year ended December 31, 2002 increased by 7.3% in 2002 to $369.6 million from $344.3 million in 2001. Gross profit, as a percentage of net sales in 2002 increased to 25.9% from 24.9% in 2001. Gross profit, as a percentage of net sales, increased primarily due to a higher percentage of distribution center warehouse sales versus “direct” sales (product shipped from the vendor directly to the customer’s job site), which have significantly lower gross profit margins.

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

Interest expense decreased by $4.3 million to $15.0 million in 2002 from $19.3 million in 2001. The decrease is primarily due to decreased interest rates on the Company’s LIBOR based borrowings as well as a reduction in the Company’s average borrowings during the year.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operations was $75.2 million for the year ended December 31, 2003 compared to $56.0 million for the year ended December 31, 2002 and $60.6 million for the year ended December 31, 2001. The increase in 2003 from 2002 was due to increases in earnings and accounts payable being partially offset by increases in accounts receivable and inventories. These increases are the result of higher sales volumes in the fourth quarter of 2003 as compared to the same period of 2002. The decrease in 2002 from 2001 was principally due to a lesser increase in accounts payable and an increase in the provision for doubtful accounts, being partially offset by a smaller increase in accounts receivable and an increase in inventories.

Cash Flows from Investing Activities. Net cash used in investing activities was $19.7 million, $84.1 million and $20.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s investing activities consist primarily of costs associated with capital expenditures and acquisitions of businesses. Capital expenditures, comprised mainly of routine delivery vehicle replacements, were $15.2 million, $26.5 million and $15.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Other investing activities include the acquisition of building products businesses. Acquisitions of businesses were $6.3 million, $58.3 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(56.2) million, $28.7 million and $(39.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s financing activities consist primarily of the borrowings incurred in connection with the growth of its existing distribution centers as well as acquisition of building product businesses, repayment of debt with cash flows from operations and, to a lesser extent, distributions to the Company’s stockholder in respect of tax liabilities related to the Company. The increase in the receivable from affiliates in 2002 is a result of twelve new properties purchased by the affiliates that are leased by the Company for its distribution center operations.

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

Senior Subordinated Notes. As of December 31, 2003, the Company had $63.7 million of unsecured Senior Subordinated Notes outstanding bearing interest at 10 5/8%. These notes mature on May 15, 2007 and are subordinate to borrowings under the revolving credit agreement. During 2001, the Company repurchased and retired $15.5 million, of the Senior Subordinated Notes. No repurchases of the Senior Subordinated Notes occurred in 2003 or 2002. The difference between the par value of the notes repurchased in 2001 and the repurchase price, net of expenses and the applicable portion of the unamortized deferred financing costs written off, was not material.

Revolving Credit Agreement. The Company is party to a credit agreement which permits borrowings of up to $325 million under the revolving line of credit (the Revolver), reduced by outstanding letters of credit. Debt outstanding under the Revolver as of December 31, 2003 was $162.4 million and borrowings under the Revolver are secured primarily by accounts receivable and inventories. As amended in March 2002, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period.

Contractual Obligations

The following table includes the Company’s significant contractual obligations as of December 31, 2003.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	$286,622	$11,639	$189,633	$85,350	$—
Operating Lease Obligations	125,299	28,791	48,023	30,891	17,594

	$411,921	$40,430	$237,656	$116,241	$17,594

As of December 31, 2003, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property and equipment, which generally have terms of 60 days or less.

Critical Accounting Policies

Accounts Receivable. The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. A weighted average of these evaluations is applied to all smaller accounts greater than 90 days past due. For all other customers, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience.

Acquisition Purchase Price Allocation. The Company records assets and liabilities, including goodwill and other intangibles, acquired through acquisitions at estimated fair market value. When necessary, fair market value is determined by an independent appraisal or quote to purchase a similar asset from a third party. Lives are assigned to these assets based on the Company’s property and equipment policies stated in Note 1 of the Consolidated Financial Statements. Lives assigned to identifiable intangible assets are either set by contractual agreements or determined by management based on the facts and circumstances. Should the fair market value or actual useful life differ from those estimated at the time of the acquisition, results from operations, financial position and cash flows, could be materially impacted.

Related Party Transactions. The Company transacts business with a number of affiliated companies owned by Mr. Hendricks and his spouse, Diane Hendricks. The Company believes that these transactions between ABC and related entities have been conducted on an arm’s length basis. See Item 13 and Note 6 to the Consolidated Financial Statements.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (VIE) does not share economic risk and reward through typical equity ownership arrangements. Instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The adoption of applicable provisions of FIN 46 in 2003 did not have a material impact on the Company’s results of operations or financial position. The Company does not expect the adoption of the remaining provisions related to FIN 46 to have a material impact on the Company’s results of operations or financial position.

Seasonality

Because of cold weather conditions in many of the markets in which the Company does business and the seasonal nature of the roofing and siding business generally, the Company’s revenues vary substantially throughout the year, with its lowest revenues typically occurring in the months of December through February.

Inflation

The Company believes that inflation did not have a material impact on its results of operations for the three years ended December 31, 2003.

Forward Looking Statements

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

Interest Rate Sensitivity. The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the Revolver. If market interest rates for such borrowings average 1% more during 2004 than they did during 2003, the Company’s interest expense would increase, and income before income taxes would decrease by approximately $2.4 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer each have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulation.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that could materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to (i) each member of the Company’s Board of Directors (the Board), (ii) each executive officer of the Company and (iii) certain key employees of the Company.

Name	Age	Position
Kenneth A. Hendricks	62	Chief Executive Officer and Chairman of the Board
David Luck	54	President, Chief Operating Officer, and Director
Diane Hendricks	56	Executive Vice President, Secretary, and Director
Kendra Story	44	Chief Financial Officer, Treasurer, and Director
Robert Bartels	55	Senior Vice President of Manufacturing Operations
Kevin Hendricks	39	Vice President of Branch Operations
Keith Rozolis	44	Vice President of Strategic Marketing and Planning
Gil Aleman	60	Director
Kent Nelson	59	Director

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

Robert Bartels has served as the Company’s Senior Vice President of Manufacturing Operations since April 2002, and also served as the Senior Vice President of Operations from September of 1997 to March 2002, prior to which, he was the Director of Purchasing since 1996. From 1971 to 1996, Mr. Bartels was employed by several leading manufacturers in the building materials industry with a variety of positions with increasing responsibilities, which included national marketing and sales and as vice president of sales.

Kevin Hendricks has served as the Company’s Vice President of Branch Operations since April 2002, prior to which, he was the Regional Director of Midwest Operations since 1998. From 1985 to 1997, Mr. Hendricks was employed by the Company in several capacities with increasing responsibilities including distribution center manager.

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

Audit Committee Financial Expert

The Board of Directors has determined that the Company does not have an audit committee financial expert as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each member of the Board has demonstrated that they are capable of analyzing and evaluating the Company’s financial statements and procedures for financial reporting. As the Board of Directors believes that the current members of the Board are qualified to carry out all of the duties and responsibilities of an audit committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting staff. A copy of the Code of Ethics can be obtained free of charge by writing to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the year ended December 31, 2003 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 2003.

	Annual Compensation		All Other Compensation (1)
Name and Principal Position	Annual	Bonus
Kenneth A. Hendricks Chief Executive Officer and Chairman of the Board	$1,861,538	$—	$66,511
David Luck President and Chief Operating Officer	693,267	537,239	12,862
Diane M. Hendricks Executive Vice President and Secretary	385,577	—	37,587
Kendra Story Chief Financial Officer and Treasurer	233,654	268,619	4,062
Robert Bartels Senior Vice President of Manufacturing Operations	212,885	268,619	4,000

(1)	Consists of estimated amounts paid by the Company for automobiles, discretionary matching payments under the Company’s 401(k) Profit Sharing Plan and insurance premiums, respectively, as follows: Mr. Hendricks–$0, $4,500 and $62,011; Mr. Luck–$8,362, $4,500 and $0; Ms. Hendricks–$4,350, $4,500 and $28,737; Ms. Story–$62, $4,000 and $0 and Mr. Bartels–$0, $4,000 and $0.

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

For a description of the employment agreement entered into between Mr. Hendricks and the Company, see “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the Company’s capital stock is owned beneficially and of record by Mr. Hendricks. There are no outstanding options or other rights to purchase any shares of the Company’s capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ABC transacts business with a number of entities, including Corporate Contractors, Inc. (CCI), Blackhawk Transportation, Inc. and its subsidiary (Blackhawk), Amfinity Capital, LLC (Amfinity), Water Tower Industrial Properties (Water Tower), Hendricks Commercial Properties and its subsidiaries (HCP), Hendricks Carolina Properties, LLC (Carolina), Cornell Felt Acquisition, LLC (Cornell), Patriot, Ltd. (Patriot) and American Patriot Insurance Agency, Inc. (APIA) (collectively, the Related Entities), which are owned by ABC’s stockholder and his spouse. CCI performs construction work such as interior renovations and additions at ABC locations. Blackhawk provides transportation services for the Company. The Company leases properties from Water Tower, Carolina, Cornell and HCP. Amfinity provides business advisory services. APIA is an insurance broker who provides services and arranges insurance for ABC. The Company believes that the transactions between ABC and the Related Entities have been conducted on an arm’s-length basis.

In connection with certain of the Company’s acquisitions, the Company’s stockholder or his affiliates have purchased the real estate of the acquired business, which the Company has then leased from Mr. Hendricks or his affiliates. In addition, certain of the distribution centers opened by the Company are located in facilities purchased by and leased from Mr. Hendricks or his affiliates. These real estate purchases have historically been financed with a combination of debt financing and equity, and a portion of the equity has sometimes been funded by Mr. Hendricks or his affiliates with borrowings from ABC. The aggregate amount of such borrowings from ABC outstanding as of December 31, 2003 was approximately $17.8 million and $15.7 million as of December 31, 2002. The Company and Mr. Hendricks currently intend to continue to acquire properties for the Company’s occupancy using such method of financing. At December 31, 2003, the Company’s debt agreements will permit it to lend up to approximately $20.2 million to Mr. Hendricks or his affiliates in connection with such transactions in the future. Interest is charged on such loans at a rate comparable to the rate the Company pays on its Revolver. The maximum amount of such borrowings at any time during the three years ended December 31, 2003, occurred in December 2003 and aggregated $17.8 million.

As described above, as of December 31, 2003, the Company leased 128 facilities from Mr. Hendricks or his affiliates compared to 119 facilities as of December 31, 2002, and 110 facilities as of December 31, 2001. For the years ended December 31, 2003, 2002 and 2001, the Company paid $15.3 million, $14.2 million, and $12.5 million, respectively, in lease payments to Mr. Hendricks or his affiliates in respect of such properties. Annual payments due under these leases are based on the prevailing market rates in the areas in which such properties are located and are adjusted annually to reflect changes in the consumer price index.

As of December 31, 2003 and 2002, the Company had obligations outstanding under guarantees and letters of credit in respect of debt of Mr. Hendricks and his affiliates in the amounts of $5.8 million and $6.3 million, respectively. Such guarantees are related to certain indebtedness of the Company, which was assumed by Mr. Hendricks. The maximum amount of such guarantees and letters of credit at any time during the past three years occurred in October 2001 and aggregated $6.7 million.

Prior to 2003, Patriot, an insurance captive owned by Mr. and Mrs. Hendricks, provided certain insurance coverage to the Company, as well as third party companies, which was subsequently reinsured in part by third-party insurance carriers. Beginning in 2003, this coverage was provided directly by third party insurance carriers. APIA, also owned by Mr. and Mrs. Hendricks, serves as a broker with respect to insurance coverage for the Company and the Related Entities. The Company paid APIA, net of reimbursements, $19.0 million, $17.1 million and $14.8 million in 2003, 2002 and 2001, respectively, for claim liabilities, as determined by an independent actuarial service.

During 1997, the Company entered into an employment agreement (Employment Agreement) with Mr. Hendricks which provided for an annual salary of $1.0 million, subject to annual increases if approved by a majority of ABC’s independent directors, of up to 20.0% of his salary in the preceding year. His Employment Agreement automatically renews unless ABC or Mr. Hendricks otherwise elect.

The Company has entered into a Tax Allocation Agreement with Mr. Hendricks pursuant to which he will receive distributions from each of the Company and its wholly owned subsidiaries with respect to taxes payable by Mr. Hendricks associated with the operations of each entity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Fees for audit services totaled $152,000 and $148,000 for the years ended December 31, 2003 and 2002, respectively, which included fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. There were no fees for audit-related services for the years ended December 31, 2003 and 2002.

Tax Fees. There were no fees for tax services for the years ended December 31, 2003 and 2002.

There were no other fees incurred by the Company during the years ended December 31, 2003 and 2002. The Company’s Board of Directors appoints the independent auditors and pre-approves the services with respect to the annual audit and quarterly reviews of the Company’s Form 10-Q filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) FINANCIAL STATEMENTS

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

(2.) FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3.) LISTING OF EXHIBITS

See Exhibit Index submitted as a separate section of this report.

(b) CURRENT REPORTS ON FORM 8-K

During the quarter ended December 31, 2003, the Company had no current filings on Form 8-K.

(c) EXHIBITS

See Exhibit Index submitted as a separate section of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

American Builders & Contractors Supply Co., Inc.

We have audited the accompanying consolidated balance sheets of American Builders & Contractors Supply Co., Inc., and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 26, 2004

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	December 31,
	2003	2002
Assets (Note 3)
Current assets:
Cash	$6,044	$6,801
Accounts receivable, less allowance for doubtful accounts of $11,245—2003 and $9,245—2002	218,869	209,813
Inventories	216,086	191,049
Prepaid expenses and other	4,761	3,188

Total current assets	445,760	410,851
Property and equipment, net (Note 4)	87,316	90,875
Receivable from affiliates (Note 6)	17,831	15,692
Goodwill	38,951	38,851
Other intangible assets, net (Note 7)	4,034	4,534
Security deposits	1,124	1,011
Other assets	246	826

	$595,262	$562,640

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$135,268	$119,941
Accrued payroll and benefits	16,554	15,586
Accrued liabilities	22,714	19,864
Current portion of long-term debt (Note 3)	11,639	8,721

Total current liabilities	186,175	164,112
Long-term debt (Note 3)	274,983	296,857
Commitments and contingent liabilities (Notes 5, 6 and 8)
Stockholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 147.04 shares issued and outstanding	—	—
Additional paid-in capital	3,779	3,779
Retained earnings	130,325	97,892

Total stockholder’s equity	134,104	101,671

	$595,262	$562,640

See accompanying notes.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,792,518	$1,424,705	$1,381,530
Cost of sales	1,326,139	1,055,093	1,037,192

Gross profit	466,379	369,612	344,338

Operating expenses	382,579	312,770	280,647
Amortization of intangible assets	369	369	1,611

	382,948	313,139	282,258

Operating income	83,431	56,473	62,080
Other income (expense):
Interest income	745	644	365
Interest expense	(15,811)	(15,027)	(19,344)

	(15,066)	(14,383)	(18,979)

Income before provision for income taxes	68,365	42,090	43,101
Provision for income taxes	1,102	981	865

Net income	$67,263	$41,109	$42,236

See accompanying notes.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stock- holder’s Equity
Balance at December 31, 2000	$—	$3,779	$35,399	$39,178
Net income	—	—	42,236	42,236
Distributions to stockholder	—	—	(6,252)	(6,252)

Balance at December 31, 2001	—	3,779	71,383	75,162
Net income	—	—	41,109	41,109
Distributions to stockholder	—	—	(14,600)	(14,600)

Balance at December 31, 2002	—	3,779	97,892	101,671
Net income	—	—	67,263	67,263
Distributions to stockholder	—	—	(34,830)	(34,830)

Balance at December 31, 2003	$—	$3,779	$130,325	$134,104

See accompanying notes.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$67,263	$41,109	$42,236
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,740	15,152	15,302
Amortization	369	369	1,611
Amortization of deferred financing costs	398	315	623
Provision for doubtful accounts	14,167	11,190	8,116
Loss on disposal of property and equipment	296	372	308
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,956)	(10,898)	(30,909)
Inventories	(21,998)	(11,832)	(3,478)
Prepaid expenses and other	(1,561)	60	(117)
Security deposits	(105)	(56)	73
Other assets	579	519	159
Accounts payable	15,327	5,670	21,012
Accrued liabilities	3,632	4,072	5,646

Cash provided by operating activities	75,151	56,042	60,582

Investing activities
Additions to property and equipment	(15,170)	(26,514)	(15,757)
Proceeds from disposal of property and equipment	1,704	693	855
Acquisitions of businesses	(6,250)	(58,261)	(5,494)

Cash used in investing activities	(19,716)	(84,082)	(20,396)

Financing activities
Net borrowings (payments) under line of credit	(34,311)	39,475	(15,300)
Proceeds from long-term debt	24,450	21,000	1,388
Payments on long-term debt	(9,095)	(6,020)	(17,461)
Net change in receivable from affiliates	(2,139)	(10,785)	(1,456)
Distributions to stockholder	(34,829)	(14,600)	(6,252)
Deferred financing costs	(268)	(343)	—

Cash provided by (used in) financing activities	(56,192)	28,727	(39,081)

Net increase (decrease) in cash	(757)	687	1,105
Cash at beginning of year	6,801	6,114	5,009

Cash at end of year	$6,044	$6,801	$6,114

Supplemental disclosures of cash flows information are as follows:
Cash paid for interest	$15,555	$14,590	$19,424
Cash paid for income taxes	732	931	565

See accompanying notes.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The accompanying consolidated financial statements include the accounts of American Builders & Contractors Supply Co., Inc. (ABC) and its wholly owned subsidiaries (collectively, the Company). All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

The Company is primarily engaged in the sale of roofing and siding products throughout the United States. There were 259, 256 and 215 distribution center locations at December 31, 2003, 2002 and 2001, respectively.

Accounts Receivable

The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. A weighted average of these evaluations is applied to all smaller accounts greater than 90 days past due. For all other customers, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience.

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

Property and Equipment

Property and equipment additions are capitalized at cost. Depreciation on these assets is calculated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the life of the lease if shorter. Estimated useful lives are as follows:

Buildings and improvements	31 – 39 years
Aircraft	20 years
Vehicles	2 – 5 years
Warehouse equipment	5 – 15 years
Office furniture and equipment	3 – 7 years
Leasehold improvements	Life of the lease, maximum 10 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue upon delivery of product and transfer of title to the customer, which typically occurs at the Company’s distribution center locations.

Late Payment Charges

Late payment charges are recorded in connection with past due receivable balances and are classified as a reduction to operating expenses. Late payment charges were approximately $7,545,000, $5,389,000 and $5,225,000 in 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of earnings. Shipping and handling costs were approximately $85,259,000, $66,151,000 and $66,021,000 for 2003, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense was approximately $5,613,000, $5,486,000 and $4,869,000 for 2003, 2002 and 2001, respectively.

Income Taxes

ABC and its subsidiaries have elected to be treated as Subchapter S Corporations for federal and state income tax purposes. As a result, the Company’s stockholder includes the taxable income of ABC and its subsidiaries in his personal income tax returns. Accordingly, with the exception of the amounts described in the following paragraph, the accompanying consolidated financial statements include no provision or liability for income taxes.

Certain states impose a corporate state tax on earnings of a Subchapter S Corporation. Provisions of approximately $1,102,000, $981,000 and $865,000 have been made for such income taxes in 2003, 2002 and 2001, respectively.

Net income differs from the amount currently taxable to the Company’s stockholder due to certain items which are reported differently for financial reporting purposes than for income tax purposes, principally inventory costs capitalized, bad debts, depreciation and amortization.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (VIE) does not share economic risk and reward through typical equity ownership arrangements. Instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The adoption of applicable provisions of FIN 46 in 2003 did not have a material impact on the Company’s results of operations or financial position. The Company does not expect the adoption of the remaining provisions related to FIN 46 to have a material impact on the Company’s results of operations or financial position.

2. Business Acquisitions

The following business acquisitions have been accounted for using the purchase method. Operations of such acquisitions are included in the Company’s consolidated financial statements from the respective dates of acquisition.

2003 Acquisitions

During 2003, the Company completed five relatively small acquisitions with an aggregate cost of approximately $6,250,000 consisting mainly of inventories, accounts receivable and equipment. The excess of costs over the fair value of the net assets acquired is approximately $100,000.

2002 Acquisitions

On December 16, 2002, the Company acquired certain assets consisting mainly of inventories, accounts receivable, real estate and equipment, and assumed certain liabilities from twenty-nine distribution centers of Wm. Cameron & Co. for a total net purchase price of approximately $54,500,000. These Wm. Cameron & Co. locations were engaged primarily in the wholesale distribution of residential roofing, siding and window products to customers located in Maryland, Virginia, the District of Columbia, Colorado, Arizona, Utah, New Mexico, Oregon and California. The excess of cost over the fair value of the net assets acquired was approximately $2,300,000.

During 2002, the Company made five other relatively small acquisitions with an aggregate cost of approximately $6,500,000. The cost of each of these acquisitions approximated the fair value of the net assets acquired.

Unaudited pro forma financial information for the acquisitions in 2003 and 2002 is not presented because these acquisitions are not significant to the Company’s results of operations.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business Acquisitions (continued)

2001 Acquisitions

In October 2001, the Company formed two new wholly owned subsidiaries, Vande Hey Raleigh Roof Tile Manufacturing, Inc. and Vande Hey Roof Tile Installation, Inc. These companies acquired certain assets and assumed certain liabilities of a roof tile manufacturer and a related installation company for approximately $3,800,000, which included a $1,000,000 note to the sellers.

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

3. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
	(in thousands)
Revolving line of credit	$162,378	$196,688
Senior Subordinated Notes	63,650	63,650
Equipment loans	46,024	36,725
Mortgage	11,051	4,734
Aircraft loan	3,519	3,781

	286,622	305,578
Less current maturities	11,639	8,721

	$274,983	$296,857

The Company has a financing agreement with a group of banks (Revolver) under which the Company may borrow, on a revolving credit basis, up to a maximum of $325,000,000, reduced by outstanding letters of credit. As amended March 21, 2002, the initial term of the Revolver expires on June 30, 2005, but shall automatically extend for successive one-year periods, unless written notice of termination is given by either party at least sixty days prior to the end of a period. At December 31, 2003, the Company had $118,828,000 of availability under the Revolver. The average availability during 2003 was approximately $91,630,000 based on a percentage of eligible accounts receivable and inventories. Under the amended terms of the Revolver, borrowings bear interest, at the Company’s option, at LIBOR plus 1.75% or at a base rate, as defined, plus 0.50%. The weighted average interest rate on all borrowings outstanding under the Revolver was 2.7% and 3.3% at December 31, 2003 and 2002, respectively.

The Revolver and the Company’s 10 5/8% Senior Subordinated Notes which are due in 2007, contain various covenants, including, among other things, provisions that place restrictions on ABC’s ability to merge or sell its business, repurchase stock, or pay dividends. Additional provisions of the Revolver require the Company to maintain specific fixed charge coverage and leverage ratios, and also require that the Company’s stockholder continue to own at least 51% of the Company’s common stock.

In 2003, the Company mortgaged six of its distribution center properties in exchange for a $6,750,000 note. The note requires scheduled average monthly principal payments of approximately $28,000 plus interest through January 2008, with a final payment due in February 2008. The note bears interest at LIBOR plus 1.75%.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Long-Term Debt (continued)

In September 2003, the Company entered into two notes collateralized by specific equipment (delivery trucks, trailers and forklifts). The notes, with an initial total principal balance of $12,000,000, require monthly principal payments of approximately $150,000 through October 2008 and $71,000 through April 2007, respectively, plus interest. These notes bear interest at LIBOR plus 1.3%.

Additionally during 2003, the Company refinanced $12,300,000 of its promissory notes which were collateralized by specific equipment (delivery trucks, trailers and forklifts). The new notes with an initial principal balance totaling $18,000,000 require monthly principal payments of approximately $338,000 plus interest through December 2007 and monthly principal payments of approximately $150,000 plus interest for the next twelve months. These notes bear interest at the General Electric Capital Corporations 30-day commercial paper rate plus an applicable margin ranging from 1.85% to 2.15%.

In 2002, the Company refinanced its mortgage on its corporate office with a $4,800,000 note. The note requires monthly principal payments of approximately $13,000 plus interest through July 2007, with a final payment due in August 2007. The note bears interest at the lower of LIBOR plus 2.0% or the lender’s prime rate, as defined in the note.

In addition, in 2002, the Company purchased and financed an aircraft with a loan of approximately $3,949,000. The loan requires scheduled average monthly principal payments of approximately $23,000, plus interest through March 2007, with a final payment in April 2007. The loan bears interest at LIBOR plus 2.2%.

Substantially all of the Company’s assets are collateral for the Company’s indebtedness. Future maturities of long-term debt as of December 31, 2003, are as follows (in thousands):

Year ending December 31,
2004	$11,639
2005	174,057
2006	15,576
2007	78,427
2008	6,923

$286,622

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
	(in thousands)
Land	$4,591	$4,966
Buildings and improvements	15,278	15,760
Aircraft	4,433	4,433
Warehouse equipment	18,237	15,971
Vehicles	104,596	99,300
Office furniture and equipment	14,299	13,824
Leasehold improvements	21,859	19,962

	183,293	174,216
Less accumulated depreciation	95,977	83,341

	$87,316	$90,875

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Lease Commitments

The Company conducts the majority of its operations in leased facilities under operating leases expiring at various dates through 2013. Generally, the leases provide that the Company pays all insurance, maintenance, and other costs and expenses associated with use of the buildings. Some of the leases also require the Company to pay real estate taxes.

As of December 31, 2003, the real estate for 128 of the distribution centers was owned by a related party. The total rent expense for these related-party leases was approximately $15,297,000, $14,200,000 and $12,532,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Rent expense under all leases totaled $29,800,000, $25,015,000 and $21,884,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments required as of December 31, 2003, under all leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2004	$28,791
2005	25,389
2006	22,634
2007	20,116
2008	10,775
Thereafter	17,594

$125,299

6. Related-Party Transactions

The Company is related to certain other affiliates by common ownership and management. Transactions and balances with these entities are as follows at December 31 or for the years ended December 31:

	2003	2002	2001
	(in thousands)
Accounts receivable	$89	$96	$76
Security deposits	326	323	314
Sales	171	215	211
Purchases	5,493	4,164	1,802
Rent expense	15,297	14,200	12,532
Interest income	719	613	329

The noncurrent receivable from affiliates on the accompanying consolidated balance sheets primarily represents advances to an affiliate to purchase real estate to be used by the Company. Interest on the receivable from affiliates is charged at a rate comparable to the interest rate the Company pays on its Revolver.

At December 31, 2003 and 2002, the Company had guaranteed debt of the stockholder in the amounts of approximately $1,191,000 and $1,264,000, respectively. Certain assets owned by the Company serve as collateral as part of an overall guaranty of this debt by the Company. The Company also had outstanding letters of credit of approximately $4,562,000 at December 31, 2003 and $5,064,000 at December 31, 2002 with respect to debt of the stockholder and affiliates.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related-Party Transactions (continued)

Prior to 2003, an insurance captive owned by the stockholder and his spouse, provided certain insurance coverage to the Company, which was subsequently reinsured in part by third-party insurance carriers. Beginning in 2003 this coverage was provided directly by third party insurance carriers. The Company paid an insurance broker, also owned by the stockholder and his spouse, net of reimbursements, approximately $19,024,000, $17,077,000 and $14,782,000 in 2003, 2002 and 2001, respectively, for claim liabilities, as determined by an independent actuarial service. The Company has approximately $5,630,000 and $5,000,000 of letters of credit outstanding at December 31, 2003 and 2002, respectively, with respect to its potential exposure under certain coverages provided by the affiliated insurance captive.

7. Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test, which required the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, or at the time of the annual impairment tests were performed at December 31, 2003 and 2002, and, accordingly, no impairment charge has been recorded.

The gross carrying value and accumulated amortization by major class of other intangible assets are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$4,650	$2,095	$4,650	$1,752
Deferred financing costs	4,434	3,297	4,165	2,898
Other	400	58	400	31

	$9,484	$5,450	$9,215	$4,681

The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized for each of the next five years ending December 31, is as follows (in thousands):

2004	$767
2005	722
2006	593
2007	436
2008	317

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had these provisions been adopted effective January 1, 2001, the proforma net income would have been $43,532,000 for the year ended December 31, 2001.

8. Contingent Liabilities

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Employee Benefit Plan

The Company sponsors a 401(k) plan covering substantially all employees. Contributions, which are at the discretion of the Company, approximated $1,246,000 in 2003, $1,123,000 in 2002 and $527,000 in 2001.

10. Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and borrowings under the Revolver, equipment loans and mortgage and aircraft notes payable approximated fair value at December 31, 2003 and 2002. The value of the Senior Subordinated Notes, based on quoted market prices, is as follows:

	December 31,
	2003	2002
	(in thousands)
Par value	$63,650	$63,650
Fair value	65,880	65,560

Substantially all of the Company’s accounts receivable are due from contractors located throughout the United States. Credit is extended based on an evaluation of the customer’s financial condition and projects, where applicable, and collateral is required in certain situations. Credit losses are provided for in the consolidated financial statements and have consistently been within management’s expectations.

11. Summarized Financial Information about Guarantor Subsidiaries

The following tables present consolidating financial information for 2003, 2002 and 2001 for: (a) ABC and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Balance Sheet

December 31, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$5,805	$239	$—	$6,044
Accounts receivable, less allowance for doubtful accounts	216,762	13,052	(10,945)	218,869
Inventories	215,552	3,568	(3,034)	216,086
Intercompany advances	5,477	(5,477)	—	—
Prepaid expenses and other	2,257	2,504	—	4,761

Total current assets	445,853	13,886	(13,979)	445,760
Property and equipment, net	80,727	6,589	—	87,316
Investment in subsidiaries	3,366	—	(3,366)	—
Receivable from affiliates	17,831	—	—	17,831
Goodwill	38,951	—	—	38,951
Other intangible assets, net	3,623	411	—	4,034
Security deposits	1,624	(500)	—	1,124
Other assets	—	246	—	246

	$591,975	$20,632	$(17,345)	$595,262

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$138,080	$8,133	$(10,945)	$135,268
Accrued payroll and benefits	15,860	694	—	16,554
Accrued liabilities	20,828	1,886	—	22,714
Current portion of long-term debt	11,367	272	—	11,639

Total current liabilities	186,135	10,985	(10,945)	186,175
Long-term debt	271,736	3,247		274,983
Commitments and contingent liabilities
Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	3,779	1	(1)	3,779
Retained earnings	130,325	6,399	(6,399)	130,325

Total stockholder’s equity	134,104	6,400	(6,400)	134,104

	$591,975	$20,632	$(17,345)	$595,262

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings

Year Ended December 31, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$1,774,493	$103,405	$(85,380)	$1,792,518
Cost of sales	1,322,033	88,811	(84,705)	1,326,139

Gross profit	452,460	14,594	(675)	466,379

Operating expenses	370,267	12,578	(266)	382,579
Amortization of intangible assets	305	64	—	369

	370,572	12,642	(266)	382,948

Operating income	81,888	1,952	(409)	83,431
Other income (expense):
Interest income	745	—	—	745
Interest expense	(15,683)	(128)	—	(15,811)

	(14,938)	(128)	—	(15,066)

Income before provision for income taxes and equity in earnings of subsidiaries	66,950	1,824	(409)	68,365
Provision for income taxes	1,098	4	—	1,102

	65,852	1,820	(409)	67,263
Equity in earnings of subsidiaries	1,411	—	(1,411)	—

Net income	$67,263	$1,820	$(1,820)	$67,263

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings

Year Ended December 31, 2002

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$1,408,589	$81,763	$(65,647)	$1,424,705
Cost of sales	1,051,013	69,416	(65,336)	1,055,093

Gross profit	357,576	12,347	(311)	369,612

Operating expenses	303,219	9,678	(127)	312,770
Amortization of intangible assets	305	64	—	369

	303,524	9,742	(127)	313,139

Operating income	54,052	2,605	(184)	56,473
Other income (expense):
Interest income	644	—	—	644
Interest expense	(14,866)	(161)	—	(15,027)

	(14,222)	(161)	—	(14,383)

Income before provision for income taxes and equity in earnings of subsidiaries	39,830	2,444	(184)	42,090
Provision for income taxes	972	9	—	981

	38,858	2,435	(184)	41,109
Equity in earnings of subsidiaries	2,251	—	(2,251)	—

Net income	$41,109	$2,435	$(2,435)	$41,109

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Earnings

Year Ended December 31, 2001

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$1,377,645	$61,603	$(57,718)	$1,381,530
Cost of sales	1,043,850	50,961	(57,619)	1,037,192

Gross profit	333,795	10,642	(99)	344,338

Operating expenses	273,805	6,842	—	280,647
Amortization of intangible assets	1,601	10	—	1,611

	275,406	6,852	—	282,258

Operating income	58,389	3,790	(99)	62,080
Other income (expense):
Interest income	365	—	—	365
Interest expense	(19,344)	—	—	(19,344)

	(18,979)	—	—	(18,979)

Income before provision for income taxes and equity in earnings of subsidiaries	39,410	3,790	(99)	43,101
Provision for income taxes	856	9	—	865

	38,554	3,781	(99)	42,236
Equity in earnings of subsidiaries	3,682	—	(3,682)	—

Net income	$42,236	$3,781	$(3,781)	$42,236

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2003

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$67,263	$1,820	$(1,820)	$67,263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,976	764	—	17,740
Amortization	305	64	—	369
Amortization of deferred financing costs	398	—	—	398
Provision for doubtful accounts	14,167	—	—	14,167
Loss on disposal of property and equipment	334	(38)	—	296
Changes in operating assets and liabilities:
Accounts receivable	(20,813)	(1,809)	1,666	(20,956)
Inventories	(21,541)	(866)	409	(21,998)
Prepaid expenses and other	(590)	(971)	—	(1,561)
Security deposits	(105)	—	—	(105)
Other assets	(1,862)	2,441	—	579
Accounts payable	14,011	2,982	(1,666)	15,327
Accrued liabilities	3,521	111	—	3,632

Cash provided by operating activities	72,064	4,498	(1,411)	75,151

Investing activities
Additions to property and equipment	(14,118)	(1,052)	—	(15,170)
Proceeds from disposal of property and equipment	1,583	121	—	1,704
Acquisitions of businesses	(6,250)	—	—	(6,250)
Investment in subsidiaries	(1,411)	—	1,411	—

Cash used in investing activities	(20,196)	(931)	1,411	(19,716)

Financing activities
Net borrowings under line of credit	(34,311)	—	—	(34,311)
Proceeds from long-term debt	24,450	—	—	24,450
Payments on long-term debt	(8,834)	(261)	—	(9,095)
Net change in receivable from affiliates	(2,139)	—	—	(2,139)
Distributions to stockholder	(31,858)	(2,971)	—	(34,829)
Deferred financing costs	(268)	—	—	(268)

Cash used in financing activities	(52,960)	(3,232)	—	(56,192)

Net increase (decrease) in cash	(1,092)	335	—	(757)
Cash at beginning of year	6,897	(96)	—	6,801

Cash at end of year	$5,805	$239	$—	$6,044

Supplemental disclosures of cash flows information are as follows:
Cash paid for interest	$15,427	$128	$—	$15,555
Cash paid for income taxes	728	4	—	732

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2002

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$41,109	$2,435	$(2,435)	$41,109
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,561	591	—	15,152
Amortization	305	64	—	369
Amortization of deferred financing costs	315	—	—	315
Provision for doubtful accounts	11,190	—	—	11,190
Loss on disposal of property and equipment	367	5	—	372
Changes in operating assets and liabilities:
Accounts receivable	(9,441)	(2,906)	1,449	(10,898)
Inventories	(11,496)	(520)	184	(11,832)
Prepaid expenses and other	617	(557)	—	60
Security deposits	(556)	500	—	(56)
Other assets	(4,185)	4,704	—	519
Accounts payable	8,536	(1,417)	(1,449)	5,670
Accrued liabilities	3,079	993	—	4,072

Cash provided by operating activities	54,401	3,892	(2,251)	56,042

Investing activities
Additions to property and equipment	(25,097)	(1,417)	—	(26,514)
Proceeds from disposal of property and equipment	660	33	—	693
Acquisitions of businesses	(58,261)	—	—	(58,261)
Investment in subsidiaries	(2,251)	—	2,251	—

Cash used in investing activities	(84,949)	(1,384)	2,251	(84,082)

Financing activities
Net borrowings under line of credit	39,475	—	—	39,475
Proceeds from long-term debt	21,000	—	—	21,000
Payments on long-term debt	(4,851)	(1,169)	—	(6,020)
Net change in receivable from affiliates	(10,785)	—	—	(10,785)
Distributions to stockholder	(13,091)	(1,509)	—	(14,600)
Deferred financing costs	(343)	—	—	(343)

Cash provided by (used in) financing activities	31,405	(2,678)	—	28,727

Net increase (decrease) in cash	857	(170)	—	687
Cash at beginning of year	6,040	74	—	6,114

Cash at end of year	$6,897	$(96)	$—	$6,801

Supplemental disclosures of cash flows information are as follows:
Cash paid for interest	$14,429	$161	$—	$14,590
Cash paid for income taxes	922	9	—	931

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Summarized Financial Information about Guarantor Subsidiaries (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2001

(in thousands)

	ABC	Subsidiary Guarantors	Eliminations	Consolidated
Operating activities
Net income	$42,236	$3,781	$(3,781)	$42,236
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,045	257	—	15,302
Amortization	1,601	10	—	1,611
Amortization of deferred financing costs	623	—	—	623
Provision for doubtful accounts	8,116	—	—	8,116
Loss on disposal of property and equipment	302	6	—	308
Changes in operating assets and liabilities:
Accounts receivable	(31,661)	(269)	1,021	(30,909)
Inventories	(3,807)	230	99	(3,478)
Prepaid expenses and other	(129)	12	—	(117)
Security deposits	73	—	—	73
Other assets	(2,476)	2,635	—	159
Accounts payable	21,795	238	(1,021)	21,012
Accrued liabilities	5,462	184	—	5,646

Cash provided by operating activities	57,180	7,084	(3,682)	60,582

Investing activities
Additions to property and equipment	(15,449)	(308)	—	(15,757)
Proceeds from disposal of property and equipment	835	20	—	855
Acquisitions of businesses	(2,692)	(2,802)	—	(5,494)
Investment in subsidiaries	(3,682)	—	3,682	—

Cash used in investing activities	(20,988)	(3,090)	3,682	(20,396)

Financing activities
Net payments under line of credit	(15,300)	—	—	(15,300)
Proceeds from long-term debt	1,388	—	—	1,388
Payments on long-term debt	(17,461)	—	—	(17,461)
Net change in receivable from affiliates	(1,456)	—	—	(1,456)
Distributions to stockholder	(1,974)	(4,278)	—	(6,252)

Cash used in financing activities	(34,803)	(4,278)	—	(39,031)

Net increase (decrease) in cash	1,389	(284)	—	1,105
Cash at beginning of year	4,651	358	—	5,009

Cash at end of year	$6,040	$74	$—	$6,114

Supplemental disclosures of cash flows information are as follows:
Cash paid for interest	$19,424	$—	$—	$19,424
Cash paid for income taxes	556	9	—	565

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Results of Operations (Unaudited)

	Year ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$326,771	$469,962	$537,515	$458,270
Gross profit	82,137	117,498	137,981	128,763
Net income (loss)	(3,979)	17,176	30,210	23,856

	Year ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$266,362	$390,313	$416,397	$351,633
Gross profit	66,041	98,210	107,080	98,281
Net income (loss)	(4,249)	12,545	20,843	11,970

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beloit, State of Wisconsin, on March 25, 2004.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

By:	/s/ Kenneth A. Hendricks
Kenneth A. Hendricks
Chief Executive Officer, Chairman of the Board

By:	/s/ David Luck
David Luck
President, Chief Operating Officer, Director

By:	/s/ Diane M. Hendricks
Diane M. Hendricks
Executive Vice President, Secretary, Director

By:	/s/ Kendra A. Story
Kendra A. Story
Chief Financial Officer, Treasurer, Director

3.1	Certificate of Incorporation of the Company [Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.2	By-laws of the Company [Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.3	Articles of Incorporation of Mule-Hide [Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.4	By-laws of Mule-Hide [Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.5	Certificate of Incorporation of Amcraft [Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.6	By-laws of Amcraft [Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

3.7	Certificate of Incorporation of VH Manufacturing Acquisition Co., Inc., By-laws of VH Manufacturing Acquisition Co., Inc. and Certificate of Amendment of Certificate of Incorporation of Vande Hey Raleigh Roof Tile Manufacturing, Inc. [Incorporated by reference to exhibit 3.7 to the Company’s Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

3.8	Certificate of Incorporation of VH Contractor Acquisition Co., Inc., By-laws of VH Contractor Acquisition Co., Inc. Certificate of Amendment of Certificate of Incorporation of Vande Hey Roof Tile Installation, Inc. [Incorporated by reference to exhibit 3.8 to the Company’s Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

3.9	Articles of Incorporation of M-H Manufacturing Co., Inc., By-laws of M-H Manufacturing Co., Inc. [Incorporated by reference to exhibit 3.9 to the Company’s Form 10-K for the period ending December 31, 2002 (File No. 33-26991)]

3.10	Articles of Organization of Seven KH Aviation, LLC, Operating Agreement of Seven KH Aviation, LLC. [Incorporated by reference to exhibit 3.10 to the Company’s Form 10-K for the period ending December 31, 2002 (File No. 33-26991)]

10.1	Employment Agreement, dated as of May 1, 1997, between the Company and Kenneth A. Hendricks [Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

10.2	Tax Allocation Agreement, dated as of May 1, 1997, among the Company, Mule-Hide and Amcraft and Kenneth A. Hendricks [Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 33-26991)].

10.3	Form of lease agreement between the Company and Hendricks Real Estate Properties and schedule of lease terms for all properties leased pursuant thereto [Incorporated by reference to exhibit 10.5 to the Company’s Registration on Form S-4 (File No. 33-26991)].

10.4	Amended and Restated Patent, Trademark and License Mortgage by the Company in favor of NationsBank of Texas, N.A., as agent for the lenders under the Credit Agreement, as amended [Incorporated by reference to exhibit 10.7 to the Company’s Registration on Form S-4 (File No. 33-26991)].

10.5	Employment Agreement, dated as of May 1, 1998 between the Company and David Luck. [Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 1998 (File No. 33-26991)]

10.6	Employment Agreement, dated as of November 30, 1998, between the Company and Robert Bartels. [Incorporated by reference to exhibit 10.11 to the Company’s Form 10-K for the period ending December 31, 1998 (File No. 33-26991)]

10.7	Amendment to Executive Employment Agreement, dated as of November 30, 1999 between the Company and Robert Bartels. [Incorporated by reference to exhibit 10.16 to the Company’s form 10-K for the period ending December 31, 1999 (File No. 33-26991)]

10.8	Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto dated as of March 21, 2002. [Incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the period ending December 31, 2001 (File No. 33-26991)]

10.9	First Amendment to Third Amended and Restated Loan and Security Agreement, dated September 30, 2002, among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and American National Bank and Trust Company of Chicago, as Co-Agent and a Lender and the Other Lenders Party Hereto. [Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the period ending September 30, 2002 (File No. 33-26991)]

10.10	Second Amendment to Third Amended and Restated Loan and Security Agreement among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and the Other Lenders Party Hereto dated as of June 4, 2003 [Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2003 (File No. 33-26991)]

10.11	Third Amendment to Third Amended and Restated Loan and Security Agreement dated March 3, 2004, among American Builders & Contractors Supply Co., Inc. as Borrower, Bank of America, National Association as Agent and a Lender, and Other Lenders Party Hereto.

21.1	Subsidiaries of the Company, Mule-Hide, Amcraft, Vande Hey Roof Tile Installation, Inc., Vande Hey Raleigh Roof Tile Manufacturing, Inc., Mule-Hide Manufacturing Co., Inc. and Seven KH Aviation, LLC. [Incorporated by reference to exhibit 21.1 to the Company’s Form 10-K for the period ending December 31, 2002.]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

AMERICAN BUILDERS & CONTRACTORS SUPPLY CO., INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Balance at End of Year
Accounts Receivable—Allowance for doubtful accounts:
2003	$9,245	$14,167	$12,167	$11,245
2002	7,595	11,190	9,540	9,245
2001	6,075	8,116	6,596	7,595

(1)	Consist of charge-offs, net of recoveries